Form 10-Q
period 1995-06-30
CONTINUUM CO INC
filed 1995-08-03
CIK 96608

                 SECURITIES AND EXCHANGE COMMISSION


                       Washington, D.C. 20549
                              Form 10-Q




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For quarter ended                                    Commission File No. 1-10151
June 30, 1995




                        THE CONTINUUM COMPANY, INC.
                         9500 Arboretum Boulevard
                         Austin, Texas 78759-6399
                         Telephone: (512)345-5700





A Delaware Corporation                            I.R.S. Employer Identification
                                                             Number:  74-1609363

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date.

As of July 20, 1995, there were 19,149,000 shares of the registrant's $.10 par value Common Stock outstanding.

                      THE CONTINUUM COMPANY, INC.
                          10-Q June 30, 1995
                                INDEX



                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     Condensed consolidated balance sheets - June 30, 1995
        and March 31, 1995 ................................................   3

     Condensed consolidated statements of income - Three months
        ended June  30, 1995 and 1994 .....................................   4

     Condensed consolidated statements of cash flows - Three months
        ended June 30, 1995 and 1994 ......................................   5

     Notes to condensed consolidated financial statements - June 30, 1995..   6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................   7


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ..............   9

Item 6.  Exhibits and Reports on Form 8-K .................................  10

SIGNATURE .................................................................  10

                        The Continuum Company, Inc.
                   Condensed Consolidated Balance Sheets


                                                           June 30,       March 31,
                                                             1995           1995
                                                           -------        ---------
                                                         (Unaudited)      (Audited)

ASSETS
Current assets:
  Cash and cash equivalents .........................   $ 29,845,000   $  44,525,000
  Receivables, net of allowance for doubtful accounts     97,388,000      78,062,000
  Other current assets ..............................     16,649,000      14,721,000
                                                        ------------   -------------
                                                         143,882,000     137,308,000

Property and equipment, net of depreciation .........     29,470,000      26,896,000
Goodwill, net of amortization .......................     23,193,000      15,995,000
Software systems, net of amortization ...............     13,517,000      14,178,000
Other assets ........................................      9,859,000       5,323,000
                                                        -----------   --------------
TOTAL ASSETS ........................................   $219,921,000   $ 199,700,000
                                                        ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................   $ 19,219,000   $  18,832,000
  Deferred revenue ..................................     16,969,000      15,981,000
  Accrued liabilities and other .....................     46,781,000      40,228,000
  Current portion of long-term debt .................        848,000         822,000
                                                        -------------  --------------
                                                          83,817,000      75,863,000
                                                        -------------  --------------


  Long-term debt ....................................     25,217,000      25,379,000
  Other obligations .................................     20,171,000      16,167,000
                                                        -------------  --------------
                                                          45,388,000      41,546,000
                                                        -------------  --------------
Stockholders' equity:
  Common Stock, $.10 par value ......................      1,921,000       1,919,000
  Capital in excess of par value ....................    122,511,000     122,279,000
  Retained deficit ..................................    (31,846,000)    (39,870,000)
  Other .............................................     (1,870,000)     (2,037,000)
                                                        -------------  --------------
                                                          90,716,000      82,291,000
                                                        -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $219,921,000   $ 199,700,000
                                                        =============  ==============

The accompanying  Notes to Condensed  Consolidated  Financial  Statements are an integral part of these statements.


                  The Continuum Company, Inc.
               Consolidated Statements of Income
                         (Unaudited)

                                                        Three Months Ended
                                                              June 30,
                                                        -------------------
                                                         1995         1994
                                                        ------       ------
REVENUE:
  Service revenues ..............................   $ 88,301,000   $ 69,162,000
  Software system licensing .....................      5,930,000      4,111,000
  Interest income ...............................        338,000         42,000
                                                    ------------   ------------
                                                      94,569,000     73,315,000
                                                    ------------   ------------

EXPENSES:
  Service expenses ..............................     67,491,000     51,611,000
  Marketing and administration ..................     15,229,000     12,790,000
  Interest expense ..............................        661,000        432,000
                                                    ------------   ------------
                                                      83,381,000     64,833,000
                                                    ------------   ------------

Income before income taxes ......................     11,188,000      8,482,000
Income tax provision ............................      3,356,000      2,882,000
                                                    ------------   ------------
Net income ......................................   $  7,832,000   $  5,600,000
                                                    ============   ============


Earnings per common share .......................   $        .40   $       0.30
                                                    ============   ============


Average number of common shares and                   19,789,000     18,978,000
  common equivalent shares outstanding ..........   ============   ============



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                The Continuum Company, Inc.
                                      Condensed Consolidated Statements of Cash Flows
                                                        (Unaudited)


                                                                                                Three Months Ended
                                                                                                      June 30,
                                                                                               --------------------
                                                                                               1995           1994
                                                                                               -----         ------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income .................................................................          $  7,832,000   $  5,600,000
     Items included in income which do not affect cash: .........................
         Depreciation, amortization and other....................................             3,394,000      2,665,000
      Changes in operating assets and liabilities: ..............................
         (Increase) in receivables ..............................................           (17,050,000)    (2,035,000)
         Increase in accounts payable ...........................................               329,000         30,000
         Increase (decrease) in deferred revenue ................................               815,000     (2,376,000)
         (Increase) in other net assets .........................................            (3,811,000)    (1,719,000)
                                                                                           -------------  -------------
     Net cash (used) provided by operating activities ...........................            (8,491,000)     2,165,000
                                                                                           -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, equipment, and software systems .....................            (3,869,000)      (782,000)
     Purchase of business, net of cash acquired                                              (2,453,000)           __
                                                                                           -------------  -------------
     Net cash (used) by investing activities ....................................            (6,322,000)      (782,000)
                                                                                           -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Debt borrowings (payments), net ............................................              (204,000)      (688,000)
     Common Stock transactions ..................................................               234,000      1,512,000
                                                                                           -------------  -------------
     Net cash provided by financing activities ..................................                30,000        824,000
                                                                                           -------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................................               103,000       (143,000)
                                                                                           -------------  -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................................           (14,680,000)     2,064,000

Cash and cash equivalents at beginning of period ................................            44,525,000     10,664,000
                                                                                           -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................          $ 29,845,000  $  12,728,000
                                                                                           =============  =============


The accompanying  Notes to Condensed  Consolidated  Financial  Statements are an integral part of these statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note (1) Summary of Accounting Policies
- ---------------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company without independent audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary to present fairly the information required to be set forth therein and these adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the fiscal year ended March 31, 1995.


Note (2)  Earnings Per Share
- ----------------------------

For the three months ended June 30, 1995 earnings per share are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to outstanding options, primarily unvested employee stock options, to purchase Common Stock. For the three months ended June 30, 1994 the effect of options were excluded due to immateriality. The average number of common shares and common equivalent shares outstanding are summarized as follows (000's):


                                                           Three months ended
                                                                June 30,
                                                         ----------------------
                                                          1995           1994
                                                         -------        -------


  Average outstanding common shares ..................   19,134         18,978
  Common equivalent shares ...........................      655             __
                                                         -------        -------
  Average number of common shares and
     common equivalent shares outstanding ............   19,789         18,978
                                                         =======        =======


Note (3) Acquisitions
- ---------------------

On May 3, 1995, the Company acquired all of the outstanding shares of Ra Systems for $10,823,000. A cash payment of $5,423,000 was remitted at closing, and the remainder payable December 31, 1995. The acquisition was accounted for using the purchase method and, accordingly, the operating results of Ra Systems have been included in the consolidated financial statements from the date of acquisition. Ra Systems' tangible assets, including cash of $2,970,000 were recorded at their estimated fair value of $7,242,000 and Ra Systems' liabilities were recorded at their estimated fair value of $3,965,000. The estimated excess of $7,546,000 was assigned to goodwill. The acquisition did not have a material pro forma impact on operations.

Note (4) Income Taxes
- ---------------------

For the three months ended June 30, 1995, the effective tax rate was 30%, which is lower than the statutory rate primarily due to utilization of tax net operating loss carry-forwards in foreign jurisdictions. The effective tax rate for the three months ended June 30, 1994 was 34%, which approximated the statutory rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Results of Operations
- -----------------------------------------

                Three months ended June 30, 1995 compared
                 to the three months ended June 30, 1994.

For the three months ended June 30, 1995, the Company recorded net income of $7,832,000 or $.40 per share compared to a net income of $5,600,000 or $.30 per share for the same quarter last year.

Revenue for the three months ended June 30, 1995 increased to $94,569,000 compared to $73,315,000 for the same period last year, an increase of 29%. North American customers accounted for 48% of revenue for the three months ended June 30, 1995, European customers accounted for 20% and Pacific Rim customers accounted for 32%.

License revenue was $5,930,000 for the three months ended June 30, 1995 compared to $4,111,000 for the same quarter last year. Approximately 80% of the product sales came from North American customers, while most of the remainder came from European life insurance customers. License sales included sales of COLOSSUS(trademark), the Company's expert system for evaluating bodily injury claims, and sales of Automated Work Distributor (AWD(registered trademark)), the Company's business re-engineering workflow management system.

Service revenue for the quarter ended June 30, 1995 totaled $88,301,000, an increase of 28% compared to a year ago. Over half of the service revenue growth was from outsourcing customers. North American customers accounted for 46% of service revenue for the three months ended June 30, 1995, European customers accounted for 20% and Pacific Rim customers accounted for 34%. The following table summarizes the increase in service revenue by region ($ in millions):

                              Quarter ended       June 95 vs June 94
                            ------------------    increase (decrease)
                            June 30,   June 30,   -------------------
                              1995       1994         $         %
                            --------   --------   --------   --------
 Outsourcing Revenue
    North America ......... $ 23.3     $ 13.3      $ 10.0      75%
    Europe ................    1.6        1.7        (0.1)     (6%)
    Pacific ...............   10.5        9.1         1.4      15%
                            ------     ------      -------
                              35.4       24.1        11.3      47%
                            ------     ------      -------
 Other Service Revenue
    North America .........   17.5       13.9         3.6      26%
    Europe ................   15.9       13.4         2.5      19%
    Pacific ...............   19.5       17.8         1.7      10%
                            ------     ------      -------
                              52.9       45.1         7.8      17%
                            ------     ------      -------
 Total Service Revenue
    North America .........   40.8       27.2        13.6      50%
    Europe ................   17.5       15.1         2.4      16%
    Pacific ...............   30.0       26.9         3.1      12%
                            ------     ------      -------
                            $ 88.3     $ 69.2      $ 19.1      28%
                            ======     ======      =======

Outsourcing revenues increased 47% to $35,400,000 compared to the same period last year. The increase is attributed to new outsourcing agreements signed in the second half of fiscal 1995.

Other service revenue increased 17% to $52,900,000, including increases in all regions. The increase in North American service revenue reflects an increased demand for consulting and implementation services associated with VANTAGE-ONE(registered trademark), the Company's life administration system, and increases in utilization and support fees and services for the COLOSSUS product. The increase in European service revenue of 19% to $15,900,000 is primarily attributable to the acquisition of Ra Systems on May 3, 1995. Continuum Ra is the leading provider of systems to insurance brokers in the United Kingdom.

Compared to a year earlier, service revenue increased $19,139,000, or 28%, and service gross profit increased $3,259,000, or 19%. The decline in gross profit as a percentage of revenue from 25% for the three months ended June 30, 1994 to 24% for the same period this year is primarily the result of increased investments in the Company's products, start up costs associated with new projects and a change in the mix of business.

Marketing and administration expenses for the June 1995 quarter were $15,229,000 or 16% of total revenue compared to a year ago when they were $12,790,000 or 17% of total revenue. The improvement as a percent of revenue results from the significant growth in the Company's revenues.

The effective tax rate of 30% for the three months ended June 30, 1995 is lower than the statutory rate due to the utilization of net operating loss carry-forwards in foreign jurisdictions. The effective tax rate of 34% for the three months ended June 30, 1994 approximated the statutory rate.

The average number of common shares and common equivalent shares outstanding was 19,789,000 for the June 1995 quarter, an increase of 811,000 shares compared to a year ago. The increase results primarily from the inclusion of common equivalent shares. The effect of employee stock options, mostly unvested, are now reflected as common equivalent shares due to the recent appreciation in the Company's share price. Prior to the June 1995 quarter, employee stock options were excluded because of immateriality.

In summary, net income for the three months ended June 30, 1995 was $7,832,000 compared to a net income of $5,600,000 for the same period last year. The improved performance was due to an increase in license revenue, service revenue and gross profit.

Liquidity  and Capital  Resources

At June 30, 1995, cash totaled $29,845,000. Cash decreased $14,680,000 during the June 1995 quarter, but is $17,117,000 greater than a year ago. Cash requirements for the quarter included the acquisition of Ra Systems, investments in recent outsourcing contracts, and annual payments of some fiscal 1995 accruals of employee benefits.

The Company expects to meet its cash needs from cash generated by operating activities. In addition, the Company has a revolving credit line for up to $20,000,000.

The Company had no material commitments for capital expenditures as of June 30, 1995.

VANTAGE-ONE and COLOSSUS are trademarks of The Continuum Company, Inc. AWD is a registered trademark of DST Systems, Inc.

                      PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
     (a) The Annual Meeting of the Stockholders of the Company was held on July 26, 1995.
     (b) Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement, and all of such nominees were elected.
     (c) The Registrant's 1995 Directors' Stock Option Plan reserving 100,000 shares of the Company's Common Stock under certain conditions was approved by the requisite majority of the outstanding shares of the Company as follows:
                For              16,415,926
                Against           1,238,820
                Abstain              87,772
     (d) The  total  number  of  shares  of  the  Company,   $.10  par  value,
         outstanding and entitled to vote as of May 26, 1995, the record date of the Annual Meeting, was 19,142,958.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission by the Registrant for the quarter ended June 30, 1995.







                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 3, 1995                THE CONTINUUM COMPANY, INC.



                                     John L. Westermann III
                                     Vice President and Chief Financial Officer