Form 10-Q
period 1995-09-30
CONTINUUM CO INC
filed 1995-11-13
CIK 96608

                     SECURITIES AND EXCHANGE COMMISSION



                           Washington, D.C. 20549
                                 Form 10-Q




                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For quarter ended                                    Commission File No. 1-10151
September 30, 1995

                          THE CONTINUUM COMPANY, INC.
                           9500 Arboretum Boulevard
                           Austin, Texas 78759-6399
                           Telephone: (512) 345-5700



A Delaware Corporation                            I.R.S. Employer Identification
                                                             Number:  74-1609363

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date.

As of October 24, 1995, there were 19,201,000 shares of the registrant's $.10 par value Common Stock outstanding.

                         THE CONTINUUM COMPANY, INC.
                           10-Q September 30, 1995

                                    INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets - September 30, 1995 and March 31, 1995 ...................................................  3

     Consolidated statements of operations - Three and six months ended September 30, 1995 and 1994 ....................................  4

     Condensed consolidated statements of cash flows - Three and six months ended September 30, 1995 and 1994 .........................  5

     Notes to condensed consolidated financial statements -
       September 30, 1995 ...................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................  7


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................... 11

SIGNATURE ................................................................... 11

                                    The Continuum Company, Inc.
                               Condensed Consolidated Balance Sheets

                                                                           September 30,            March 31,
                                                                               1995                   1995
                                                                           -------------           -----------
                                                                            (Unaudited)             (Audited)
ASSETS
Current assets:
  Cash and cash equivalents ............................................ $   25,016,000         $   44,525,000
  Receivables, net of allowance for doubtful accounts ..................     98,384,000             78,062,000
  Other current assets .................................................     16,663,000             14,721,000
                                                                         ---------------        ---------------
                                                                            140,063,000            137,308,000

Property and equipment, net of depreciation ............................     29,883,000             26,896,000
Goodwill, net of amortization ..........................................     22,636,000             15,995,000
Software systems, net of amortization ..................................     13,012,000             14,178,000
Other assets ...........................................................      9,976,000              5,323,000
                                                                          --------------        ---------------
TOTAL ASSETS ...........................................................  $ 215,570,000          $ 199,700,000
                                                                          ==============        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................... $   19,165,000         $   18,832,000
  Deferred revenue .....................................................     12,179,000             15,981,000
  Accrued liabilities and other ........................................     44,943,000             40,228,000
  Current portion of long-term debt ....................................        863,000                822,000
                                                                         ---------------        ---------------
                                                                             77,150,000             75,863,000
                                                                         ---------------        ---------------

Long-term debt .........................................................     18,051,000             25,379,000
Other obligations ......................................................     20,689,000             16,167,000
                                                                         ---------------        ---------------
                                                                             38,740,000             41,546,000
                                                                         ---------------        ---------------
Stockholders' equity:
  Common Stock, $.10 par value .........................................      1,926,000              1,919,000
  Capital in excess of par value .......................................    123,640,000            122,279,000
  Retained deficit .....................................................    (24,133,000)           (39,870,000)
  Other ................................................................     (1,753,000)            (2,037,000)
                                                                         ---------------        ---------------
                                                                             99,680,000             82,291,000
                                                                         ---------------        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................  $ 215,570,000          $ 199,700,000
                                                                         ===============        ================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                             The Continuum Company, Inc.
                                        Consolidated Statements of Operations
                                                     (Unaudited)

                                                      Three Months Ended                          Six Months Ended
                                                         September 30,                              September 30,
                                              --------------------------------            -------------------------------
                                                   1995              1994                      1995              1994
                                              -------------     --------------            -------------     -------------
REVENUE:
  Service revenues .......................... $  91,858,000     $  71,670,000             $ 180,159,000     $ 140,832,000
  Software system licensing .................     7,899,000         5,135,000                13,829,000         9,246,000
  Interest income ...........................       205,000            88,000                   543,000           130,000
                                              -------------     -------------             -------------     -------------
                                                 99,962,000        76,893,000               194,531,000       150,208,000
                                              -------------     -------------             -------------     -------------

EXPENSES:
  Service expenses ..........................    70,253,000        53,993,000               137,744,000       105,604,000
  Marketing and administration ..............    16,826,000        13,198,000                32,055,000        25,988,000
  Interest expense ..........................       598,000           489,000                 1,259,000           921,000
                                              -------------     -------------             -------------      ------------
                                                 87,677,000        67,680,000               171,058,000       132,513,000
                                              -------------     -------------             -------------      ------------

Income before income taxes ..................    12,285,000         9,213,000                23,473,000        17,695,000
Income tax provision ........................     3,687,000         2,935,000                 7,043,000         5,817,000
                                              -------------     -------------             -------------     -------------
Net income .................................. $   8,598,000     $   6,278,000             $  16,430,000     $  11,878,000
                                              =============     =============             =============     =============

Earnings per common share ................... $        0.43     $        0.33             $        0.83     $        0.63
                                              =============     =============             =============     =============

Average number of common shares and
  common equivalent shares outstanding ......    20,011,000        19,015,000                19,900,000        18,997,000
                                              =============     =============             =============     =============


The accompanying  Notes to Condensed  Consolidated  Financial  Statements are an integral part of these statements.




                                                The Continuum Company, Inc.
                                      Condensed Consolidated Statements of Cash Flows
                                                        (Unaudited)

                                                                      Three Months Ended                   Six Months Ended
                                                                         September 30,                       September 30,
                                                                  ---------------------------        ----------------------------
                                                                     1995             1994               1995             1994
                                                                  ----------      -----------        -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income .................................................. $  8,598,000     $  6,278,000       $ 16,430,000     $ 11,878,000
   Items included in income which do not affect cash:
     Depreciation, amortization and other .....................    3,705,000        2,769,000          7,099,000        5,434,000
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables .......................   (2,111,000)       6,894,000        (19,161,000)       4,859,000
     Increase in accounts payable .............................      239,000        2,316,000            568,000        2,346,000
     (Decrease) in deferred revenue ...........................   (4,628,000)      (1,040,000)        (3,813,000)      (3,416,000)
     (Increase) in other net assets ...........................   (1,270,000)        (968,000)        (5,081,000)      (2,687,000)
                                                                -------------    -------------      -------------    -------------
  Net cash provided (used) by operating activities ............    4,533,000       16,249,000         (3,958,000)      18,414,000
                                                                -------------    -------------      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, equipment and software ...............   (3,397,000)      (1,687,000)        (7,266,000)      (2,469,000)
  Purchase of business, net of cash received ..................           --               --         (2,453,000)              --
                                                                -------------    -------------      -------------    -------------
  Net cash (used) by investing activities .....................   (3,397,000)      (1,687,000)        (9,719,000)      (2,469,000)
                                                                -------------    -------------      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Debt (payments) borrowings, net .............................   (7,070,000)       1,692,000         (7,274,000)       1,004,000
  Common Stock transactions ...................................    1,191,000        1,092,000          1,425,000        2,604,000
                                                                -------------    -------------      -------------    -------------
  Net cash (used) provided by financing activities ............   (5,879,000)       2,784,000         (5,849,000)       3,608,000
                                                                -------------    -------------      -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .......................      (86,000)        (105,000)            17,000         (248,000)
                                                                -------------    -------------      -------------    -------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............   (4,829,000)      17,241,000        (19,509,000)      19,305,000

Cash and cash equivalents at beginning of period ..............   29,845,000       12,728,000         44,525,000       10,664,000
                                                                -------------    -------------      -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................... $ 25,016,000     $ 29,969,000       $ 25,016,000     $ 29,969,000
                                                                =============    =============      =============    =============


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

NOTE (2)  EARNINGS PER SHARE

For the three and six months ended September 30, 1995 earnings per share are computed using the weighted average number of shares outstanding adjusted for incremental shares attributable to outstanding options, primarily unvested employee stock options, to purchase Common Stock. For the three and six months ended September 30, 1994 the effect of options were excluded due to immateriality. The average number of common shares and common equivalent shares outstanding are summarized as follows (000's):

                                           Three months ended       Six months ended
                                              September 30,           September 30,
                                           ------------------      ------------------
                                            1995        1994        1995        1994
                                           ------      ------      ------      ------
Average outstanding common shares ........ 19,166      19,015      19,150      18,997
Common equivalent shares .................    845          --         750          --
                                           ------      ------      ------      ------
Average number of common shares and
 common equivalent shares outstanding .... 20,011      19,015      19,900      18,997
                                           ======      ======      ======      ======

NOTE (3) ACQUISITIONS

On May 3, 1995, the Company acquired all of the outstanding shares of Ra Systems for $10,823,000. A cash payment of $5,423,000 was remitted at closing and the remainder is payable December 31, 1995. The acquisition was accounted for using the purchase method and, accordingly, the operating results of Ra Systems have been included in the consolidated financial statements from the date of acquisition. Ra Systems' tangible assets, including cash of $2,970,000, were recorded at their estimated fair value of $7,242,000 and Ra Systems' liabilities were recorded at their estimated fair value of $3,965,000. The estimated excess of $7,546,000 was assigned to goodwill. The acquisition did not have a material impact on operations.

NOTE (4) INCOME TAXES

For the three and six months ended September 30, 1995, the effective tax rate was 30%, which is lower than the statutory rate primarily due to utilization of tax net operating loss carry-forwards in foreign jurisdictions. The effective tax rate for the three and six months ended September 30, 1994 was 32% and 34%, respectively. Tax rates for fiscal 1994 approximated the statutory rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

For the three months ended September 30, 1995, the Company recorded net income of $8,598,000 or $.43 per share compared to a net income of $6,278,000 or $.33 per share for the same quarter last year.

Revenue for the three months ended September 30, 1995 increased to $99,962,000 compared to $76,893,000 for the same period last year, an increase of 30%. North American customers accounted for 48% of revenue for the three months ended September 30, 1995, European customers accounted for 18% and Pacific Rim customers accounted for 34%.

License revenue was $7,899,000 for the three months ended September 30, 1995 compared to $5,135,000 for the same quarter last year. Approximately 94% of the product sales came from North American customers. License sales were primarily derived from sales of COLOSSUS(TM), the Company's expert system for evaluating bodily injury claims.

Service revenue for the quarter ended September 30, 1995 totaled $91,858,000, an increase of 28% compared to a year ago. Over half of the service revenue growth was from outsourcing customers. North American customers accounted for 44% of service revenue for the three months ended September 30, 1995, European customers accounted for 19% and Pacific Rim customers accounted for 37%. The following table summarizes the increase in service revenue by region ($ in millions):

                                  Quarter ended             Sep 95 vs Sep 94
                                -----------------          increase (decrease)
                                Sep 30,   Sep 30,          -------------------
                                 1995      1994               $           %
                                -------   -------          -------     ------
Outsourcing Revenue
  North America                $ 22.7     $ 13.1           $  9.6        73%
  Europe                          1.3        2.0             (0.7)      (35%)
  Pacific                        11.8        9.7              2.1        22%
                               ------     ------           -------
                                 35.8       24.8             11.0        44%
                               ======     ======           =======
Other Service Revenue
  North America                  17.4       13.8              3.6        26%
  Europe                         16.4       14.4              2.0        14%
  Pacific                        22.3       18.7              3.6        19%
                               ------     ------           -------
                                 56.1       46.9              9.2        20%
                               ------     ------           -------
Total Service Revenue
  North America                  40.1       26.9             13.2        49%
  Europe                         17.7       16.4              1.3         8%
  Pacific                        34.1       28.4              5.7        20%
                               ------     ------           -------
                               $ 91.9     $ 71.7           $ 20.2        28%
                               ======     ======           =======

Outsourcing revenues increased 44% to $35,800,000 compared to the same period last year. The increase is attributed to new outsourcing agreements signed in North America and Australia during the second half of fiscal 1995.

Other service revenue increased 20% to $56,100,000, including increases in all regions. The increase in North American service revenue reflects an increased demand for consulting and implementation services associated with VANTAGE-ONE(R), the Company's life administration system, and increases in utilization and support fees and services for the COLOSSUS product. The increase in European service revenue of 14% to $16,400,000 is attributable to the acquisition of Ra Systems on May 3, 1995. Continuum Ra is the leading provider of systems to insurance brokers in the United Kingdom. The incremental revenues generated by Ra were partially offset by declines in mainframe consulting revenues. The increase in the Pacific region is attributable to an increased demand for programming services in Australia.

Compared to a year earlier, service revenue increased $20,188,000 or 28%, and service gross profit increased $3,928,000 or 22%. The decline in gross profit as a percentage of revenue from 25% for the three months ended September 30, 1994 to 24% for the same period this year is primarily the result of increased investments in the Company's products, start up costs associated with new projects and a change in the mix of business.

Marketing and administration expenses for the September 1995 quarter were $16,826,000 or 17% of total revenue compared to a year ago when they were
$13,198,000 or 17% of total revenue. The increase in expense is primarily attributable to marketing investments including worldwide outsourcing initiatives.

The effective tax rate of 30% for the three months ended September 30, 1995 is lower than the statutory rate due to the utilization of net operating loss carry-forwards in foreign jurisdictions.

The average number of common shares and common equivalent shares outstanding was 20,011,000 for the September 1995 quarter, an increase of 996,000 shares compared to a year ago. The increase results primarily from the inclusion of common equivalent shares. The effect of employee stock options, mostly unvested, are now reflected as common equivalent shares due to the recent appreciation in the Company's share price. Prior to the June 1995 quarter, employee stock options were excluded because of immateriality.

In summary, net income for the three months ended September 30, 1995 was $8,598,000 compared to a net income of $6,278,000 for the same period last year. The improved performance was due to an increase in license revenue, service revenue and gross profit.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1994.

For the six months ended September 30, 1995, the Company recorded net income of $16,430,000 or $.83 per share compared to a net income of $11,878,000 or $.63 per share for the same quarter last year.

Revenue for the six months ended September 30, 1995 increased to $194,531,000 compared to $150,208,000 for the same period last year, an increase of 30%.

License revenue was $13,829,000 for the six months ended September 30, 1995 compared to $9,246,000 for the same period last year. Approximately 88% of the product sales came from North American customers, while most of the remainder came from European life insurance customers. License sales included sales of COLOSSUS(TM), the Company's expert system for evaluating bodily injury claims, and sales of Automated Work Distributor (AWD(R)), the Company's business re-engineering workflow management system.

Service   revenue  for  the  six  months  ended   September   30,  1995  totaled
$180,159,000, an increase of 28% compared to a year ago. Over half of the service revenue growth was from outsourcing customers. The following table summarizes the increase in service revenue by region ($ in millions):

                                Six months ended            Sep 95 vs Sep 94
                               -------------------         increase (decrease)
                                Sep 30,    Sep 30,        --------------------
                                 1995       1994              $           %
                               --------   --------        --------     -------
Outsourcing Revenue
  North America                $ 46.0     $ 26.4           $ 19.6        74%
  Europe                          2.9        3.7             (0.8)      (22%)
  Pacific                        22.3       18.8              3.5        19%
                               ------     ------           -------
                                 71.2       48.9             22.3        46%
                               ------     ------           -------
Other Service Revenue
  North America                  34.9       27.7              7.2        26%
  Europe                         32.3       27.8              4.5        16%
  Pacific                        41.8       36.5              5.3        15%
                               ------     ------           -------
                                109.0       92.0             17.0        18%
                               ------     ------           -------
Total Service Revenue
  North America                  80.9       54.1             26.8        50%
  Europe                         35.2       31.5              3.7        12%
  Pacific                        64.1       55.3              8.8        16%
                               ------     ------           -------
                               $180.2     $140.9           $ 39.3        28%
                               ======     ======           =======

Outsourcing revenues increased 46% to $71,200,000 compared to the same period last year. Other service revenue increased 18% to $109,000,000, including increases in all regions. The increase in outsourcing and other service revenues are attributable to the factors discussed above.

Compared to a year earlier, service revenue increased $39,327,000 or 28%, and service gross profit increased $7,187,000 or 20%. The decline in gross profit as a percentage of revenue from 25% for the six months ended September 30, 1994 to 24% for the same period this year is primarily attributable to the factors discussed above.

Marketing and administration expenses for the six months ended September 30, 1995 were $32,055,000 or 16% of total revenue compared to a year ago when they were $25,988,000 or 17% of total revenue. The improvement as a percent of revenue results from the significant growth in the Company's revenues and increased sales and marketing investments.

The effective tax rate of 30% for the six months ended September 30, 1995 was lower than the statutory rate due to the utilization of net operating loss carry-forwards in foreign jurisdictions.

The average number of common shares and common equivalent shares outstanding was 19,900,000 for the six months ended September 30, 1995, an increase of 903,000 shares compared to a year ago due to the inclusion of common equivalent shares as previously discussed.

In summary, net income for the six months ended September 30, 1995 was $16,430,000 compared to a net income of $11,878,000 for the same period last year. The improved performance was due to an increase in license revenue, service revenue and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1995 cash decreased $4,829,000 and totaled $25,016,000. Cash requirements for the quarter included investments in recent outsourcing contracts, as well as long-term debt reduction of approximately $7,000,000.

The Company expects to meet its cash needs from cash generated by operating activities. In addition, the Company has a revolving credit line for up to $20,000,000.

The Company had no material commitments for capital expenditures as of September 30, 1995.

VANTAGE-ONE and COLOSSUS are trademarks of The Continuum Company, Inc. AWD is a registered trademark of DST Systems, Inc.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.9  DST/Continuum  Processing  Agreement dated  October 1, 1993 by and between the Registrant and DST Systems, Inc.

    Exhibit 10.10 DST/Continuum AWD Distribution Agreement dated October 1, 1993 and between the Registrant and DST Systems, Inc.

(b) No reports on Form 8-K were filed with the Securities and Exchange Commission by the Registrant for the quarter ended September 30, 1995.






                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 1995              THE CONTINUUM COMPANY, INC.


                                      John L. Westermann III
                                      Vice President and Chief Financial Officer