Form 10-Q
period 1995-12-31
CONTINUUM CO INC
filed 1996-02-14
CIK 96608

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   Form 10-Q




                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934





For quarter ended                                    Commission File No. 1-10151
December 31, 1995



                          THE CONTINUUM COMPANY, INC.
                           9500 Arboretum Boulevard
                           Austin, Texas 78759-6399
                           Telephone: (512) 345-5700






A Delaware Corporation                            I.R.S. Employer Identification
                                                  Number:  74-1609363


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practical date.

As of January 31, 1996, there were 19,333,000 shares of the registrant's $.10 par value Common Stock outstanding.

                          THE CONTINUUM COMPANY, INC.
                             10-Q December 31, 1995
                                     INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets - December 31,
     1995 and March 31, 1995                                                   3

     Consolidated statements of operations - Three and nine
     months ended December 31, 1995 and 1994                                   4

     Condensed consolidated statements of cash flows - Three
     and nine months ended December 31, 1995 and 1994                          5

     Notes to condensed consolidated financial statements -
     December 31, 1995                                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURE                                                                     12

                                  THE CONTINUUM COMPANY, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 DECEMBER 31,           MARCH 31,
                                                                    1995                  1995
                                                               ---------------      ----------------
                                                                 (UNAUDITED)            (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .................................  $   10,402,000        $   44,525,000
  Receivables, net of allowance for doubtful accounts .......     121,611,000            78,062,000
  Other current assets ......................................      18,859,000            14,721,000
                                                               ---------------       ----------------
                                                                  150,872,000           137,308,000

Property and equipment, net of depreciation .................      31,020,000            26,896,000
Goodwill, net of amortization ...............................      35,894,000            15,995,000
Software systems, net of amortization .......................      14,688,000            14,178,000
Other assets ................................................      24,005,000             5,323,000
                                                               ---------------       ----------------
TOTAL ASSETS ................................................  $  256,479,000        $  199,700,000
                                                               ===============       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................  $   21,557,000        $   18,832,000
  Deferred revenue ..........................................      18,235,000            15,981,000
  Accrued liabilities and other .............................      56,029,000            40,228,000
  Current portion of long-term debt .........................      27,144,000               822,000
                                                               ---------------       ----------------
                                                                  122,965,000            75,863,000
                                                               ---------------       ----------------

Long-term debt ..............................................      17,828,000            25,379,000
Other obligations ...........................................      32,074,000            16,167,000
                                                               ---------------       ----------------
                                                                   49,902,000            41,546,000
                                                               ---------------       ----------------
Stockholders' equity:
  Common Stock, $.10 par value ..............................       1,936,000             1,919,000
  Capital in excess of par value ............................     124,697,000           122,279,000
  Retained deficit ..........................................     (41,236,000)          (39,870,000)
  Other .....................................................      (1,785,000)           (2,037,000)
                                                               ----------------      ----------------
                                                                   83,612,000            82,291,000
                                                               ----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................  $  256,479,000        $  199,700,000
                                                               ================      ================


                                               THE CONTINUUM COMPANY, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)



                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 DECEMBER 31,                              DECEMBER 31,
                                                      --------------------------------          --------------------------------
                                                           1995               1994                   1995               1994
                                                      --------------     -------------          --------------     --------------
REVENUE:
  Service revenues .................................  $  94,499,000      $  76,515,000          $ 274,658,000      $ 217,347,000
  Software system licensing ........................      8,616,000          5,838,000             22,445,000         15,084,000
  Interest income ..................................        186,000            182,000                729,000            312,000
                                                      --------------     -------------          --------------     --------------
                                                        103,301,000         82,535,000            297,832,000        232,743,000
                                                      --------------     -------------          --------------     --------------

EXPENSES:
  Service expenses .................................     72,161,000         58,528,000            209,905,000        164,132,000
  Marketing and administration .....................     18,105,000         13,592,000             50,160,000         39,580,000
  Interest expense .................................        563,000            655,000              1,822,000          1,576,000
  Charge for purchased research and development ....     26,000,000                --              26,000,000                --
                                                      --------------     -------------          --------------     --------------
                                                        116,829,000         72,775,000            287,887,000        205,288,000
                                                      --------------     -------------          --------------     --------------

Income (loss) before income taxes ..................    (13,528,000)         9,760,000              9,945,000         27,455,000
Income tax provision ...............................      3,427,000          2,912,000             10,470,000          8,729,000
                                                      --------------     -------------          --------------     --------------
Net income (loss) ..................................  $ (16,955,000)     $   6,848,000          $    (525,000)     $  18,726,000
                                                      ==============     =============          ==============     ===============

Earnings (loss) per common share ...................  $       (0.88)     $        0.36          $       (0.03)     $        0.99
                                                      ==============     =============          ==============     ===============

Average number of common shares and
  common equivalent shares outstanding .............     19,260,000         19,042,000             19,191,000         19,011,000
                                                      ==============     =============          ==============     ===============

                                                   THE CONTINUUM COMPANY, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                       DECEMBER 31,                            DECEMBER 31,
                                                            --------------------------------         -------------------------------
                                                                 1995               1994                  1995             1994
                                                            --------------     -------------         -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ......................................  $ (16,955,000)     $  6,848,000          $   (525,000)     $ 18,726,000
  Items included in income which do not affect cash:
    Depreciation, amortization and other .................      3,695,000         2,664,000            10,794,000         8,098,000
    Purchased research and development ...................     26,000,000               --             26,000,000               --
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables ...................    (18,085,000)       (3,379,000)          (37,246,000)        1,480,000
    (Decrease) in accounts payable .......................     (1,183,000)       (4,993,000)             (615,000)       (2,647,000)
    Increase (decrease) in deferred revenue ..............      6,006,000         2,427,000             2,193,000          (989,000)
    Decrease (increase) in other net assets ..............        192,000           356,000            (4,889,000)       (2,331,000)
                                                             -------------     -------------         -------------     -------------
  Net cash (used) provided by operating activities .......       (330,000)        3,923,000            (4,288,000)       22,337,000
                                                             -------------     -------------         -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, equipment and software ..........     (1,996,000)       (2,212,000)           (9,262,000)       (4,681,000)
  Purchase of business, net of cash received .............    (36,065,000)              --            (38,518,000)              --
                                                             -------------     -------------         -------------     -------------
  Net cash (used) by investing activities ................    (38,061,000)       (2,212,000)          (47,780,000)       (4,681,000)
                                                             -------------     -------------         -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt borrowings (payments) , net .......................     22,836,000          (133,000)           15,562,000           871,000
  Common Stock transactions ..............................        912,000           333,000             2,337,000         2,937,000
                                                             -------------     -------------         -------------     -------------
  Net cash provided by financing activities ..............     23,748,000           200,000            17,899,000         3,808,000
                                                             -------------     -------------         -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................         29,000          (167,000)               46,000          (415,000)
                                                             -------------     -------------         -------------     -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........    (14,614,000)        1,744,000           (34,123,000)       21,049,000

Cash and cash equivalents at beginning of period .........     25,016,000        29,969,000            44,525,000        10,664,000
                                                             -------------     -------------         -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............  $  10,402,000      $ 31,713,000          $ 10,402,000      $ 31,713,000
                                                            ==============     =============         =============     =============

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

NOTE (2)  EARNINGS PER SHARE

For the three and nine months ended December 31, 1995, earnings per share are computed using the weighted average number of shares outstanding. In both periods, the effect of common equivalent shares was excluded because the special acquisition charge resulted in a loss for the quarter and nine month period ended December 31, 1995. These common stock equivalents, mostly unvested employee stock options, were included in the previous two quarters, ending June and September 1995, due to the recent appreciation in Continuum's share price. For the three and nine months ended December 31, 1994, the effect of options was excluded due to immateriality.

NOTE (3) ACQUISITIONS

RA SYSTEMS

On May 3, 1995, the Company acquired all of the outstanding shares of Ra Systems for $10,823,000. A cash payment of $5,423,000 was remitted at closing and the remainder was paid in January 1996. The acquisition was accounted for using the purchase method and, accordingly, the operating results of Ra Systems have been included in the consolidated financial statements from the date of acquisition. Ra Systems' tangible assets, including cash of $2,970,000, were recorded at their estimated fair value of $7,242,000 and Ra Systems' liabilities were recorded at their estimated fair value of $3,965,000. The estimated excess of $7,546,000 was assigned to goodwill. The acquisition did not have a material impact on operations.

SOCS GROUPE, SA

On December 28, 1995, Continuum acquired all of the shares of SOCS Groupe, SA ("SOCS"), a Paris-based software and services company, for $37,600,000. SOCS is the leading provider of insurance application software and related services to the French insurance industry. SOCS employs 200 people and generated approximately $20,000,000 in revenues for the fiscal year ended September 30, 1995. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of SOCS will be included in the financial statements from the date of acquisition. Continuum utilized expert independent appraisers to determine an estimated valuation of the acquired assets and to advise on the allocation of the purchase price. SOCS' tangible assets were recorded at their estimated fair value of $11,100,000 and SOCS' liabilities were recorded at their estimated fair value of $15,600,000. The estimated excess of the purchase price over the net assets acquired totaled $42,100,000, with $2,400,000 assigned to purchased software, $13,700,000 assigned to goodwill, and $26,000,000 assigned to purchased research and development, which was expensed in connection with the acquisition.

NOTE (4) PROPOSED ACQUISITION

HOGAN SYSTEMS, INC.

On December 10, 1995, Continuum Acquisition Corporation ("Merger Sub"), a wholly-owned subsidiary of Continuum, and Hogan Systems, Inc. ("Hogan") entered into an Agreement and Plan of Merger that provides for the merger of Merger Sub with and into Hogan. On February 7, 1996, the terms of the previously announced merger agreement were modified. Hogan provides integrated software applications and related consulting services to financial institutions worldwide. Hogan will become a wholly-owned subsidiary of Continuum with continuing operations in Dallas, Texas; Frankfurt, Germany; London, England; and Melbourne, Australia. The merger, expected to be completed in March 1996, is subject to various conditions, including the approval of the stockholders of each company.

Under the terms of the Agreement, each outstanding share of Hogan Common Stock will be converted into the right to receive 0.315 of a share of Continuum Common Stock. The business combination is intended to be accounted for using the pooling of interests method of accounting for business combinations. Approximately 4,800,000 shares of Continuum common stock will be exchanged for the outstanding shares of Hogan common stock.

NOTE (5) RESEARCH AND DEVELOPMENT VENTURE

During fiscal 1992, a subsidiary of Paxus entered into an agreement with a financial institution whereby the Company carried out certain research and development activities funded by the venture and received special tax incentives from the Australian government. During fiscal 1995, the Company renegotiated the agreement. As a result of the renegotiation and subsequent reviews of the anticipated liabilities, the Company recognized a reduction to service expense of approximately $2,300,000 for the three and nine months ended December 31, 1995, and $1,000,000 and $2,400,000, respectively, for the three and nine months ended December 31, 1994. These reductions to service expenses were offset by increased development expenses incurred during the same periods. At December 31, 1995, the balance sheet included approximately $1,200,000 for anticipated future liabilities under the terms of the agreement.

NOTE (6) INCOME TAXES

The effective tax rate for the three and nine months ended December 31, 1995 on income after the one-time acquisition charge was higher than the statutory tax rate because the special acquisition charge for purchased research and development does not give rise to a tax benefit.

For the three and nine months ended December 31, 1995, the effective tax rate on income before the one-time acquisition charge of $26,000,000 for purchased research and development related to the SOCS acquisition discussed below was 28% and 29%, respectively. The effective tax rate for the three and nine months ended December 31, 1994 was 30% and 32%, respectively. The tax rates for fiscal 1995 and 1994 were lower than the statutory rate primarily due to utilization of foreign net operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994.

For the three months ended December 31, 1995, the Company recorded income of $9,045,000 or $.47 per share, before a special acquisition charge, compared to net income of $6,848,000 or $.36 per share for the same period last year, representing an increase of 32% year to year.

On December 28, 1995, Continuum acquired SOCS Groupe, SA, a Paris based insurance software and services company, for $37,600,000. Continuum allocated $26,000,000 of the purchase price to purchased research and development and expensed such amount in the quarter. This one-time acquisition charge without tax benefit was $1.35 per share and caused a loss during the quarter of $16,955,000 or $.88 per share.

Revenue for the three months ended December 31, 1995 increased to $103,301,000 compared to $82,535,000 for the same quarter a year ago, an increase of 25%. North American customers accounted for 45% of revenue for the three months ended December 31, 1995, European customers accounted for 23% and Pacific Rim customers accounted for 32%.

License revenue for the December 1995 quarter was $8,616,000 compared to $5,838,000 for the same quarter a year ago. Approximately 55% of the December quarter total came from North American customers and 30% from European customers. The December 1995 quarter was geographically more broad-based than recent quarters with Capsil, LIFE/400 and COLOSSUS sales in Europe, Automated Work Distributor ("AWD") and COLOSSUS sales in North America, and a COLOSSUS and healthcare sale in the Pacific.

Service revenue for the December 1995 quarter totaled $94,499,000, an increase of 24% compared to the same quarter a year ago. North American customers accounted for 44% of service revenue for the three months ended December 31,

1995, European customers accounted for 22% and Pacific Rim customers accounted for 34%. The following table summarizes the increase in service revenue by region ($ in millions):

                             Quarter ended                   Dec 95 vs Dec 94
                         ---------------------                  increase
                          Dec 31,      Dec 31,             ------------------
                           1995         1994                  $          %
                         -------       -------             -------    -------
Outsourcing Revenue
  North America          $ 20.5        $ 16.9              $  3.6        21%
  Europe                    2.3           2.0                  .3        15%
  Pacific                  11.5           9.1                 2.4        26%
                         -------       -------             -------
                           34.3          28.0                 6.3        23%
                         -------       -------             -------
Other Service Revenue
  North America            20.7          13.9                 6.8        49%
  Europe                   18.7          15.0                 3.7        25%
  Pacific                  20.8          19.5                 1.3         7%
                         -------       -------             -------
                           60.2          48.4                11.8        24%
                         -------       -------             -------
Total Service Revenue
  North America            41.2          30.8                10.4        34%
  Europe                   21.0          17.0                 4.0        24%
  Pacific                  32.3          28.6                 3.7        13%
                         -------       -------             -------
                         $ 94.5        $ 76.4              $ 18.1        24%
                         =======       =======             =======

Continuum's recurring revenue from outsourcing customers, mostly in North America and the Pacific Rim, was 36% of service revenue in the December 1995 quarter. In the December 1995 quarter compared to a year ago, outsourcing revenue grew 23%. The increase is attributed to new outsourcing agreements signed in North America and Australia during the second half of fiscal 1995. During the December 1995 quarter, Continuum announced outsourcing contracts with Fidelity and Guaranty Life Insurance Company (F&G Life), a subsidiary of USF&G ($80,000,000 over eight years) and Penncorp Financial Group, Inc. ($50,000,000 over seven years). The two contracts will produce revenue beginning in the March 1996 quarter. The F&G Life contract is between F&G Life and Alliance One services, L.P., a 60% owned subsidiary of Continuum.

Other service revenue increased 24% to $60,200,000, including increases in all regions. The increase in North American service revenue reflects an increased demand for consulting and implementation services associated with VANTAGE-ONE(R) and AWD, and utilization and support fees and services for the COLOSSUS product. The increase in European service revenue of 25% to $18,700,000 is primarily attributable to the acquisition of Ra Systems on May 3, 1995. Continuum Ra is the leading provider of systems to insurance brokers in the United Kingdom. The incremental revenues generated by Ra were partially offset by declines in mainframe consulting revenues. The increase in the Pacific region is primarily attributable to an increased demand for programming services in Australia.

Compared to a year earlier, service gross profit increased $4,300,000 or 24% with service revenue increasing $18,000,000 or 24% and service expenses increasing $13,700,000 or 23%. Compared to the September 1995 quarter, revenues grew $2,600,000 or 3% and service gross profit increased $600,000 or 3%.

Marketing and administration expenses for the December 1995 quarter were $18,105,000 or 18% of total revenue, compared to a year ago when they were $13,592,000 or 16% of total revenue. The increase in expense is primarily attributable to increased sales investments in Continuum Strategic Solutions International, Continuum's global outsourcing marketing organization. Commission expense for outsourcing contracts announced during the quarter were also accrued.

The effective tax rate for the three months ended December 31, 1995 on income after the one-time acquisition charge was higher than the statutory rate because the special acquisition charge for purchased research and development does not give rise to a tax benefit. The effective tax rate for the three months ended December 31, 1995, before the one-time acquisition charge for purchased research and development, was 28% and the effective tax rate for the three months ended December 31, 1994 was 30%. These rates were lower than the statutory rate primarily due to the use of foreign net operating losses.

In summary, net loss for the three months ended December 31, 1995 was $16,955,000 compared to a net income of $6,848,000 for the same period last year. Income before the charge for purchased research and development and income taxes for the quarter was $12,472,000 compared to $9,760,000 for the same period last year. The improved performance was due to an increase in license revenue, service revenue and service gross profit, partially offset by an increase in sales and marketing expense.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1994.

For the nine months ended December 31, 1995, the Company recorded income of $25,475,000 or $1.33 per share, before a special acquisition charge, compared to a net income of $18,726,000 or $.99 per share for the same period last year. As discussed above, the impact of the purchased research and development expense in the December 1995 quarter caused a loss during the nine months ended December 31, 1995 of $525,000 or $.03 per share.

Revenue for the nine months ended December 31, 1995 increased to $297,832,000 compared to $232,743,000 for the same period last year, an increase of 28%.

License revenue was $22,445,000 for the nine months ended December 31, 1995 compared to $15,084,000 for the same period last year. Approximately 75% of the product sales came from North American customers, while most of the remainder came from European life insurance customers.

Service revenue for the nine months ended December 31, 1995 totaled $274,658,000, an increase of 26% compared to a year ago, due to approximately equivalent growth of $28,000,000 in outsourcing and $28,000,000 in other service revenue. The following table summarizes the increase in service revenue by region ($ in millions):

                           Nine months ended                 Dec 95 vs Dec 94
                         ---------------------              increase (decrease)
                         Dec 31,       Dec 31,             --------------------
                          1995          1994                  $            %
                         -------       -------             -------      -------
Outsourcing Revenue
  North America          $ 66.5        $ 43.3              $ 23.2        54 %
  Europe                    5.2           5.7                 (.5)       (9)%
  Pacific                  33.8          27.9                 5.9        21 %
                         -------       -------             -------
                          105.5          76.9                28.6        37 %
                         -------       -------             -------
Other Service Revenue
  North America            55.6          41.6                14.0        34 %
  Europe                   51.0          42.8                 8.2        19 %
  Pacific                  62.6          56.0                 6.6        12 %
                         -------       -------             -------
                          169.2         140.4                28.8        21 %
                         -------       -------             -------
Total Service Revenue
  North America           122.1          84.9                37.2        44 %
  Europe                   56.2          48.5                 7.7        16 %
  Pacific                  96.4          83.9                12.5        15 %
                         -------       -------            --------
                         $274.7        $217.3             $  57.4        26 %
                         =======       =======            ========

Outsourcing revenues increased 37% to $105,500,000 compared to the same period last year. Other service revenue increased 21% to $169,200,000, including increases in all regions. The increase in outsourcing and other service revenues are attributable to the factors discussed above.

Marketing and administration expenses for the nine months ended December 31, 1995 were $50,160,000 or 17% of total revenue compared to a year ago when they were $39,580,000 or 17% of total revenue.

The effective tax rate for the nine months ended December 31, 1995 on income after the one-time acquisition charge was higher than the statutory rate because the special acquisition charge for purchased research and development does not give rise to a tax benefit. The effective tax rate for the nine months ended December 31, 1995, before the one-time acquisition charge for purchased research and development, was 29% and the effective tax rate for the three months ended December 31, 1994 was 32%. These rates were lower than the statutory rate primarily due to the use of foreign net operating losses.

In summary, net loss for the nine months ended December 31, 1995 was $525,000 compared to net income of $18,726,000 for the same period last year. Income before the charge for purchased research and development and income taxes for the nine month period was $35,945,000 compared to $27,455,000 for the same period last year. The improvement was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1995 cash decreased $14,614,000 and totaled $10,402,000. Approximately $12,200,000 of cash was used to partially fund the acquisition of SOCS Groupe, SA. Additional cash requirements for the quarter included investments in outsourcing contracts, including additions to equipment and software.

In December 1995, Continuum renewed and increased its $20,000,000 revolving bank line of credit to $60,000,000. Approximately $26,000,000 of the credit line was used to fund the $38,000,000 acquisition of SOCS Groupe, SA.

The Company had no material commitments for capital expenditures as of December 31, 1995.

Continuum, VANTAGE-ONE and COLOSSUS are trademarks of The Continuum Company, Inc. AWD is a registered trademark of DST Systems, Inc.


                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K reporting date - December 11, 1995.
Items reported:  Acquisitions of Hogan Systems, Inc. and SOCS Groupe, SA.

Form 8-K reporting date - December 28, 1995.
Items reported: Acquisition of SOCS Groupe, SA.




                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 1996                             THE CONTINUUM COMPANY, INC.


                                                     JOHN L. WESTERMANN III
                                                     Vice President and
                                                     Chief Financial Officer