Form 10-K
CONTINUUM CO INC
filed 1996-05-20
CIK 96608

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1996 or

|_|Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ___________ to___________

                          Commission File No. 1-10151
                          THE CONTINUUM COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              74-1609363
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

9500 Arboretum Boulevard
    Austin, Texas                                                   78759-6399
(Address of principal                                               (Zip Code)
  executive offices)

       Registrant's telephone number, including area code: (512) 345-5700

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                      ON WHICH REGISTERED
Common Stock, $.10 Par Value                             New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes x No___
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 1996:
                 Common Stock, $.10 Par Value -- $1,029,000,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 30, 1996:
                   Common Stock, $.10 Par Value -- 24,179,000

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive Proxy Statement for the 1996 Annual Stockholders' Meeting are incorporated by reference into Part III, unless the Registrant includes such information in an amendment to this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     The Continuum Company, Inc. (the "Company") was incorporated under the laws of the State of Texas in 1968, and reincorporated in the State of Delaware in August 1987. Unless the context otherwise requires, references in this report to the "Company" are to the predecessor Texas corporation, the current Delaware corporation and their subsidiaries. The principal executive offices of the Company are located at 9500 Arboretum Boulevard, Austin, Texas 78759-6399, and its telephone number is (512) 345-5700.

     The following trademarks or service marks owned by the Company appear herein: CONTINUUM(R), PAXUS(R), VANTAGE-ONE(R), VANTAGE(R), CLIENT/CONTRACT ADMINISTRATION(TM), CCA(TM), LIFE/70(R), LIFE-COMM(R), COGEN(R), CLOAS(R), COLOSSUS(TM), ES/C(TM), AIA(TM), OCEANIC(TM), IBA(TM), HOGAN(R) and HOGAN SYSTEMS(R). The following trademark owned by DST Systems, Inc. appears herein:
AWD(R). The following trademark owned by International Business Machines ("IBM") appears herein: AS/400(R).

GENERAL

     The Company is an international consulting and computer services firm serving the needs of the global financial services industry for computer software and services. The Company's revenues are principally derived from providing outsourcing services, including third party administrative services, to the financial services industry, licensing sophisticated financial services software systems, and providing related software development, installation, customization, enhancement, and maintenance services. Outsourcing services offered by the Company range from providing a customer with remote processing of a single financial services software application to the complete replacement of a customer's data processing department. The software systems marketed by the Company streamline the work processes and automate the administrative functions of financial services companies, such as issuing insurance policies, administering deposits, and complying with complex government regulations and reporting requirements. The Company offers a wide range of banking, life insurance, general insurance (also known as non-life or property and casualty insurance), and reinsurance software applications, including products with extensive adaptations to the specific regional requirements of the world's major financial services markets. The Company's product line includes systems designed for use on a variety of hardware platforms, including mainframe computers, mid-range computers, workstations and local area networks.

     The Company's fee-based services business, which currently provides over 93% of the Company's revenues, is built around the Company's proprietary application software systems, and emphasizes the cultivation and preservation of long-term relationships with customers. The Company's outsourcing contracts tend to be long-term relationships with good probabilities of ongoing renewal. The implementation of the Company's software systems often generates significant service revenues because the unique nature of each financial services company's products and operations requires customization. The Company's workforce of approximately 4,300 persons (at March 31, 1996) is composed principally of skilled professionals with extensive, specialized knowledge of software development, data processing, and financial services operations.

RECENT DEVELOPMENTS

PROPOSED MERGER

     On April 29, 1996, the Company announced it had signed an Agreement and Plan of Merger with Computer Sciences Corporation ("CSC") based in El Segundo, California, and a wholly owned subsidiary of CSC. Shareholders of the Company will receive 0.79 shares of CSC stock for each share of the Company's Common Stock if the merger, which is subject to customary conditions including shareholder and regulatory approvals, is consummated. The merger is expected to be consummated during the summer of 1996.

FISCAL 1996 ACQUISITIONS

     During fiscal 1996, the Company acquired three new subsidiaries: Hogan Systems, Inc. ("Hogan"), SOCS Holding ("SOCS") and Ra Group Limited ("Ra").

     On March 15, 1996, the Company acquired all of the outstanding shares of Hogan through the issuance of 4,813,541 shares of the Company's Common Stock. Hogan provides integrated software applications and related consulting services to banks and other financial institutions worldwide. Prior to the acquisition of Hogan, the Company's sales efforts were concentrated primarily in the insurance industry. The Company views its acquisition of Hogan as a logical expansion into a closely-related industry that the Company is well-positioned to serve through its existing customer relationships and international infrastructure. The Company believes the acquisition of Hogan is an essential long-term strategic move that will position the Company to serve the emerging global diversified financial services industry, while at the same time providing attractive near-term opportunities for increased revenue and cost savings. The Company has eliminated over $11,000,000 of recurring annual expenses at Hogan by restructuring facilities, data processing and other functions, and expects additional cost reductions to raise total cost savings to over $12,000,000 per year. Hogan is a wholly-owned subsidiary of the Company with operations in Dallas, Texas; Frankfurt, Germany; London, England; and Melbourne, Australia. The acquisition has been accounted for as a pooling of interests.

     On December 28, 1995, the Company acquired all of the outstanding shares of SOCS, a Paris-based software and services company, for $37,600,000 in cash. SOCS is the leading provider of insurance application software and related services to the French insurance industry. SOCS has over 130 insurance customers in Europe, primarily in France. The acquisition of SOCS provides the Company with leading edge object-oriented software technology and a staff of approximately 200 persons with extensive insurance and object-oriented development expertise. SOCS' primary insurance product is AIA, which is a functionally rich, client/server insurance administration application supporting both individual and group life and health insurance. AIA is the new generation of insurance software, supported by an open, integrated, object-oriented development and execution environment called OCEANIC. This revolutionary application development environment allows the AIA application to be implemented rapidly and to remain flexible and responsive to changing business needs. The Company plans to continue enhancing the tools and methodologies developed by SOCS as object technology standards evolve and to integrate them with the Company's other software development efforts. The acquisition has been accounted for using the purchase method of accounting.

     On May 3, 1995, the Company acquired all of the outstanding shares of Ra for $10,823,000 in cash. Ra is a leading provider of software systems to insurance brokers in the United Kingdom, predominantly in the property and casualty sector. Ra also provides a range of services to insurance brokers, such as updated rate books, electronic data interchange links to insurance companies, insurance document printing and specialist broker insurance products. The acquisition of Ra advances the Company's plans to provide the European insurance industry with systems for all distribution channels. The acquisition has been accounted for using the purchase method of accounting.

OUTSOURCING CONTRACTS

     The Company entered into several significant outsourcing contracts during its 1996 fiscal year, with expected revenues in excess of $200 million over the lives of these contracts. The new contracts included outsourcing agreements with Fidelity and Guaranty Life Insurance Company (with expected revenues of approximately $80 million over eight years) and Penncorp Financial Group, Inc. (with expected revenues of approximately $50 million over seven years).

     Other important outsourcing contracts announced during the year include agreements with Sun Alliance Group plc, Independent Order of Foresters and the New Zealand Department of Labour.

COLOSSUS LICENSES

     The Company made a number of important license sales of COLOSSUS during fiscal 1996, including two sales in Europe to two major United Kingdom based insurers and sales in the United States to Metropolitan Property and Casualty Insurance Company and The Continental Casualty Company (CNA). COLOSSUS is an artificial intelligence software system that assists insurance adjusters with the evaluation of bodily injury claims.

INDUSTRY OVERVIEW

CONVERGENCE OF FINANCIAL SERVICES INDUSTRY

     The Company believes that, in important markets for financial services around the world, barriers are dropping between the various financial services sectors, such as insurance, banking and mutual funds. Rapid creation of consumer wealth and shifting consumer demographics, especially the aging of the worldwide population in developed countries and the resulting growth of pension liabilities, are causing increased consumer investment in financial products and services. This shift has created a large and growing market that insurance companies, banks, and mutual fund providers are all competing to serve. This competition for both the investment dollars and ownership of the customer relationship is driving the virtual and physical convergence of financial services.

     As financial sectors converge, the complexity of the resulting financial services businesses and increasing cost competition are forcing the players to focus on their core competencies while turning to specialist partners to manage non-core functions such as information technology, back-office administration and telesales and teleservices. The Company's goal is to become the leading provider of information technology and outsourcing services to the integrated financial services industry.

THE NEED FOR SOFTWARE

     Financial services companies have relied for decades on extensive data processing capabilities to manage the large volume of data needed to market and administer financial products and services. To meet this requirement, financial services companies have sought software products that automate administrative functions such as issuing policies, administering deposits, and complying with complex government regulations and reporting requirements.

THE NEED FOR SERVICES

     The implementation of a financial services software system typically requires customization because of the unique nature of each company's products and operations. In addition, software products require ongoing maintenance and enhancement due to competitive pressures in the financial services industry, as well as technological and regulatory changes. As a result, financial services companies often require the assistance of software professionals for the installation, training, customization, enhancement, and maintenance of software products.

PRODUCT LINES AND GEOGRAPHY

     The financial services industry traditionally has been segmented by lines of business and by geographic region. The major lines of business in the financial services industry include mutual funds, banking, life insurance, general insurance, and health insurance. Many financial services companies participate in multiple lines of business, and the industry is increasingly characterized by cross border competition and large, international companies. The most significant geographic regions, measured by funds under management, are North America, Europe, and the Pacific Rim, particularly Japan.

BUSINESS STRATEGY

     The Company's objective is to be the leading business partner for the provision of superior quality technology-based solutions to meet the needs of the global financial services industry. The Company emphasizes a number of strategies to meet this objective.

OUTSOURCING PROVIDER

     Outsourcing refers to arrangements in which corporations rely on outside service providers to deliver functions traditionally performed by internal staff with corporate owned assets. Outsourcing is becoming an increasingly common business strategy in many industries. Outsourcing allows a company to focus on its core business by delegating to a service provider tasks that are not central to the company's core business, and may provide other benefits such as improving service, reducing expenses, and freeing capital.

     The Company offers a range of outsourcing services to the financial services industry. The outsourcing services provided by the Company range from data processing contracts, which provide for the Company to install and operate a customer's software systems on the Company's data center, to complex arrangements in which the Company takes over a customer's existing data center, purchases the customer's computer equipment and hires the customer's data processing personnel in return for a long-term, comprehensive services contract. These outsourcing arrangements allow the customer to move all or part of the risk and difficulty of managing technology to the Company and receive data processing services from the Company for a known cost. The Company also offers third party administration services, which allow life insurance companies to outsource the clerical administration as well as the data processing support for all or part of their insurance business to the Company.

     A growing number of financial services companies of all sizes are considering outsourcing. Although smaller data processing contracts for limited segments of business have been common in the insurance industry for years, acceptance of comprehensive outsourcing arrangements is relatively new in the industry. Because insurers have been late adopters of outsourcing solutions, outside professional and outsourcing services approximate 10% of the estimated $50 billion that insurers spend annually on information technology. Likewise, larger banks are only now broadening their use of outsourcing services, although mid-tier banks were early adopters. Industry forecasts indicate that by 1999 the annual expenditure by banks on professional and outsourcing information technology will exceed $35 billion.

     An increasing portion of the Company's service revenue is now derived from outsourcing arrangements. The Company believes that its proven financial services industry expertise, its extensive insurance and banking software product offerings and its data processing arrangements with a related company position it to pursue additional outsourcing contracts with financial services companies. The Company also believes that financial services companies are excellent candidates for outsourcing arrangements because of the heavy reliance of the financial services industry on data processing and the market pressures on these companies to control costs while keeping up with technological advances. During the year ended March 31, 1996, outsourcing provided 32% of the Company's service revenue.

GEOGRAPHIC AND PRODUCT DIVERSITY

     The Company has an extensive professional staff and a broad customer base throughout North America, Europe and the Pacific Rim, as well as a diverse set of insurance and banking software products. The Company believes its geographic and product diversity are important competitive assets in serving the global financial services industry. Since the early 1980's, the Company has pursued a strategy of establishing a strong local marketing presence and customer support capability in each of the three major financial services geographies, North America, Europe and the Pacific Rim. The Company has carried out this strategy through substantial investments in regional offices, beginning with the opening of its United Kingdom office in 1982, and through a series of strategic acquisitions, including the acquisition of Computations Holdings Limited in October 1990, the acquisitions of Paxus Corporation Limited ("Paxus") and Vantage Computer Systems, Inc. ("Vantage") in August and September 1993 and the acquisitions of SOCS in December 1995 and Hogan in March 1996.

FLEXIBLE PRODUCTS

     While the competitive nature of the financial services industry has prompted financial services companies to seek advanced computer technology, these companies increasingly view the implementation of large, comprehensive computer systems as expensive and risky. The evaluation, development, and implementation of a new system may not only be costly, but also may result in the loss of significant investments in predecessor systems that often prove incompatible with the newer system. Moreover, an expensive effort to implement a new system may prove unsuccessful or be rendered obsolete by the next generation of software. In order to assist financial services companies in solving these problems, the Company pursues a strategy for delivering software system solutions in smaller components that can be integrated with a customer's existing systems and with new systems in the future.

     The AWD system, COGEN , the Hogan Integrated Banking Applications ("IBA"), and VANTAGE-ONE are all examples of the Company's flexible product strategy. With the AWD system, a customer can provide its data processing users with a common graphical user interface operating on intelligent workstations while its older, mainframe administrative systems continue to perform their functions in the background. With the COGEN Client Component, an insurance company can establish a single customer data base linked to all of its previously separate administrative systems. The modular structure of the IBA and the VANTAGE-ONE system allows a customer to implement just those components needed by the customer at a particular time, such as a Hogan System component for a single banking function, a VANTAGE-ONE administration component for a single insurance product line, or the VANTAGE-ONE Repetitive Payment System.

     The Company also emphasizes a strategy of modular, open architecture. Various functions that would traditionally be inseparable parts of a single large software system are divided into discrete products that can be installed and used one at a time or in combination. Open architecture principles allow these separate software products to be readily integrated not only with one another, but also with the customer's existing and future systems, whether provided by the Company or other vendors.

     Open architecture is aimed at controlling the risk and expense of new software implementation projects, while at the same time improving the customer's return on investment in technology. The modular approach reduces risk and expense by allowing the customer to implement new software one component at a time, resulting in smaller, faster implementation projects. The customer is able to select a software solution targeted at a specific business need, and enjoy the benefits of that solution sooner and at a lower cost than with a traditional monolithic software system. Finally, the built-in compatibility of open architecture products preserves the customer's investment in older software systems and increases the useful life of the Company's products themselves.

     In further support of its goal of delivering quality, flexible systems, the Company is committed to using object-oriented development methodologies. Object orientation is a software engineering technique that is gaining broad acceptance in the global software development community. It contributes to better quality and productivity through reuse of discrete components, or objects. It supports more flexible deployment of business function based on dynamic business requirements. In December, the Company gained ownership of a functionally rich object-oriented insurance application, OCEANIC AIA, through its acquisition of SOCS. With this comprehensive library of business objects as a basis, the Company intends to be a leader in the financial services industry's evolution toward software solutions based on business objects. The Company is committed to large-scale global reuse of business objects, and this will form the basis of many of the Company's new applications. These object solutions will not only be packaged into comprehensive administration systems, but also into intelligent workstations that can surround the Company's existing applications as well as customers' legacy systems.

SOFTWARE PRODUCTS

LIFE INSURANCE SOFTWARE PRODUCTS

     VANTAGE-ONE. The VANTAGE-ONE product, gained by the Company through the Vantage acquisition, is a real time system which offers advanced capabilities for: New Business Issue and Automated Underwriting; Product Administration; Agency and Commission Support; and Payout Administration. Stand-alone VANTAGE-ONE components include: the VANTAGE-ONE New Business/Underwriting System, the VANTAGE-ONE Administration System (available by product line), the VANTAGE-ONE Distribution Support System, and the VANTAGE-ONE Repetitive Payment System. All VANTAGE-ONE components are available in both mainframe and client/server versions.

     AIA. AIA is a functionally rich, client/server insurance administration application supporting both individual and group life and health insurance. AIA is the new generation of insurance software, supported by an open, integrated, object-oriented development and execution environment called OCEANIC. This revolutionary rapid application development environment allows the AIA application to be implemented rapidly and to remain flexible and responsive to changing business needs. The Company plans to continue enhancing the tools and methodologies developed by SOCS as object technology standards evolve and to integrate them with the Company's other software development efforts.

     LIFE/70, LIFE-COMM, AND CLOAS. The LIFE/70 System was introduced by the Company in 1971. LIFE-COMM, a similar software system, was introduced by another company in the early 1970's and acquired by the Company in late 1984. CLOAS was developed in Australia and introduced in the late 1970's by Continuum Australia (then known as Computations Holdings Limited). LIFE/70, LIFE-COMM, and CLOAS all utilize batch and on-line processing and provide extensive administrative capabilities to life insurance companies, including billing and collections, agency administration, policy generation and administration, and regulatory reporting. LIFE/70 and LIFE-COMM have been marketed primarily to United States life insurance companies, while most CLOAS users are located in Australia and Europe. These products have been extensively enhanced and extended since their introduction and currently have active product support programs.

     LIFE/400. LIFE/400, which operates on the IBM AS/400 platform, is an individual life and pensions administration system for both traditional and unit-linked insurance products. LIFE/400 was added to the Company's product set through the Paxus acquisition. This multi-lingual, multi-currency system provides a comprehensive range of client and agent administration services. Thorough policy handling, accounting, claims and termination services, and reinsurance combine to make LIFE/400 the solution selected by many life insurance companies.

     CAPSIL. CAPSIL is a comprehensive individual life and pensions administration system designed for the IBM mainframe user. CAPSIL was added to the Company's product set through the Paxus acquisition. CAPSIL meets the needs of the European life insurance industry and has been used by various retail and banking customers to support their entry into the insurance market. CAPSIL supports both traditional and unitized insurance products by providing sales and marketing support, new business and underwriting, client servicing, premium collection and accounting, agency and commission handling, unit accounting, reinsurance, general ledger, financial reporting, valuation and statutory reporting, and system audit and control capabilities. CAPSIL's comprehensive array of features and services has made it the choice of many insurance companies in Europe.

     CLIENT/CONTRACT ADMINISTRATION SYSTEM (CCA) AND CCA2. First released in 1987, CCA is a large, complex administrative and marketing computer software system for life insurance companies. CCA is an interactive, on-line system utilizing a modern, relational data base architecture. In contrast to older insurance software systems, CCA arranges information by client rather than by policy, thereby permitting the monitoring of products sold to clients and facilitates access to important demographic information for marketing, product design, and other purposes. In addition, billings and collections can be conducted on a client rather than a product basis, eliminating the cost and inconvenience of multiple billings. CCA2 is a group of open architecture life insurance software products that provide the functionality of CCA in a more advanced, modular architecture.

PROPERTY AND CASUALTY INSURANCE SOFTWARE PRODUCTS

     COGEN. COGEN is an administrative and marketing computer software system for property and casualty insurance companies. COGEN is an on-line, real-time, relational data base system that provides property and casualty insurance companies with extensive data processing capability, from automated policy generation to claims payment. The major functional components of COGEN include client handling, underwriting, claims management, reinsurance, payables and receivables management, regulatory reporting, and productivity tools. The Company has enhanced COGEN to comply with open architecture principles and to add specific functionality for the United States market.

     COLOSSUS. COLOSSUS is an artificial intelligence system that assists claims adjusters with the evaluation and settlement of bodily injury claims. By posing a series of detailed questions concerning the extent of the injury, COLOSSUS guides adjusters through the assessment process and helps the adjuster determine the recommended settlement amount. COLOSSUS is designed to run on IBM and IBM compatible mainframe computers or microcomputers.

     POLISY/400. POLISY/400, which operates on the IBM AS/400 platform, is an underwriting, claims administration, and reinsurance system for the fire and general insurance industry, handling both commercial and personal insurance products. POLISY/400 was added to the Company's product set through the Paxus acquisition. It is a multi-lingual and multi-currency system. Full life-cycle underwriting is supported by POLISY/400, from initial quotation to reinsurance or cancellation. Policy accounting services support both underwriting and claims administration, integrated with each application. POLISY/400 furnishes premium class level commission accounting for agents and brokers, but the product is also able to support direct written business with the policyholder.

     SICS. SICS is a software system designed for the reinsurance processing requirements of the insurance industry in Europe. SICS was added to the Company's product set through the Paxus acquisition. SICS is available for IBM mainframes and RISC 6000 platforms, and for HP 9000 and Siemens MX systems. Most common reinsurance and claims administration requirements are supported, as well as multi-currency handling of accounting and payments. SICS is designed to handle the complex requirements of the typical reinsurer in the European insurance industry, and includes a range of standard interfaces to industry agencies. SICS has proved itself to be a preferred approach for reinsurers and insurance carriers across Europe.

BANKING SOFTWARE PRODUCTS

     The Company's integrated banking applications, collectively known as the Hogan system, comprise a complete set of software solutions for banks, including enterprise management solutions, relationship management solutions, delivery solutions, card solutions and transaction accounting solutions. The applications in the Hogan system incorporate the latest in both mainframe and client/server technologies within a unique application architecture, providing customers with high levels of functionality, flexibility and processing performance. All applications within the Hogan system are based on a unique architecture that allows business users to modify the products via centralized rules rather than programmer developed code, thus reducing the time to respond to changes in the business environment. This Advanced Application Architecture is founded on principles for data application and platform independence. The architecture uses a layered approach of separating data access, decision logic, and presentation components to ensure flexibility, longevity and reusability. It links and controls processes and communication using common programs, techniques and procedures.

     ENTERPRISE MANAGEMENT SOLUTIONS. The Company's enterprise management solutions transform corporate-wide data into meaningful management information, help users determine profitability by customer, organization and product, support the budget and planning process and analyze credit risk. The specific applications include:

     EARNINGS ANALYSIS SYSTEM. The Earnings Analysis System (EAS) is an enterprise-wide repository of profitability and performance data that can be used to manage all levels of an organization. EAS integrates profitability and performance information, standardizes and warehouses profitability and performance information, calculates funds transfer pricing, executes user-defined allocations, and promotes performance improvement with information delivery.

     BUDGET & PLANNING SYSTEM. The Budget & Planning System is an enterprise-wide, distributed tool for developing forecasts, budgets, and strategic plans. The system improves the budgeting and planning process through advanced features such as automatically populating initial budgets and forecasts with baseline data.

     CREDIT RISK SYSTEM. The Credit Risk System allows users to measure, monitor and control various credit risks. By gathering data at the detailed customer and instrument levels from all sources, the system helps ensure that all factors that drive or influence credit risk are available for reporting and analysis.

     RELATIONSHIP MANAGEMENT SOLUTIONS. The Company's relationship management solutions allow for a more comprehensive view of customer and account affiliations by consolidating all relationship information into a common analytical repository. Specific applications include:

     CUSTOMER   INFORMATION  SYSTEM.  The  Customer   Information  System  is  a
     comprehensive customer information database. It centralizes customer, account and address data for an entire enterprise. The system facilitates relationship banking by creating a profile of a bank's customers. Online, realtime processing permits easy updating so that users can keep customer information current.

     RELATIONSHIPS & PROFITABILITY MANAGER. The Relationships & Profitability Manager is a customer and account analysis and reporting tool for evaluating commercial banking customers and their accounts. It provides financial institutions with an overall solution for in-depth analysis, pricing, modeling, projections and commercial customer servicing.

     PREFERRED CLIENT SERVICES SYSTEM. The Preferred Client Services System enables bankers to deliver personalized services to upscale retail and corporate customers. The system equips the personal banker with new, flexible product offerings, allows the creation of unique personal banker services and facilitates cross-selling of existing products.

     RELATIONSHIP INFORMATION SYSTEM. The Relationship Information System creates an enterprise-wide repository of prospect and customer data used in management and market analysis. The system consolidates information from the Customer Information System and other internal and external sources, standardizes and stores customer information and promotes selective selling with online information and comprehensive query and reporting capabilities.

     DELIVERY SOLUTIONS. The Company's delivery solutions, utilizing Windows and OS/2, deliver unparalleled power at a bank's customer contact point through tight integration with Hogan's back office and information management systems. Specific applications include:

     RETAIL SALES & SERVICE SYSTEM. The Company's Retail Sales & Service System is a customer-oriented, retail banking product sales and service delivery system. It automates the presentation, selection, setup and servicing functions.

     CREDIT APPROVAL SYSTEM. The Company's Credit Approval System is an online, realtime system that processes credit applications for retail lending products. The system uses automated underwriting and processes preapproved applications.

     CARD SOLUTIONS. The Company's card solutions offer an integrated approach to debit, credit and merchant business needs. Tools enable banks to optimize credit cycles, deliver differentiated card-based offerings and segment and manage the card profile. Specific applications include:

     CREDIT SYSTEM. The Company's Credit Card System helps financial institutions manage a variety of target-marketed credit card products with a single, integrated software solution. Online, effective-dated business rules allow the user to develop new products quickly and easily. Application and account management capabilities help card issuers rapidly turn qualified prospects into active accounts.

     DEBIT SYSTEM. The Company's Debit Card System enables financial institutions to develop and service a broad range of online and offline debit card products. The system handles a variety of debit products, from single-access cards to full-function, branded cards for international users at automated teller machines and the point of sale. Flexible online parameters define pricing and processing options for new products without programming time and resources.

     MERCHANT SYSTEM. The Company's Merchant System enables financial institutions to provide complete card processing for their merchant customers. The system tracks activity from credit or debit cards accepted by merchants, such as Visa, Mastercard, Europay, proprietary products and fuel cards.

     TRANSACTION ACCOUNT SOLUTIONS. The Company's transaction account solutions provide integrated high-volume deposit and loan systems, support the tactical need for rapid product development and accelerate mergers, acquisitions and consolidations. The specific applications include:

     DEPOSITS SYSTEM. The Company's Deposit System supports the development and servicing of a full range of deposit products, from simple savings accounts to complex funds management products.

     LOANS SYSTEM. The Company's Loans System integrates the processing of retail, commercial, mortgage, construction and indirect lending into one application with the processing power to handle high-volume transaction accounting. The system integrates loan management, consolidates common processing and supports and array of lending features.

BUSINESS PROCESS SOFTWARE PRODUCTS

     AWD. The Company distributes the Automated Work Distributor ("AWD") to the worldwide insurance industry under an arrangement with DST. AWD was originally developed by DST to automate and streamline clerical workflows for mutual fund companies and other financial services businesses. AWD currently operates on IBM compatible workstations and AS/400 servers and combines workflow distribution software with image processing technology.

LICENSING

     The Company offers a variety of licenses to its proprietary software. Historically, the Company offered perpetual licenses to its software products for a one time upfront license fee, along with an optional product support service. More recently, the Company began offering licenses with an upfront initial license charge combined with ongoing monthly utilization and support fees. The Company emphasized licensing practices intended to build a stable source of recurring revenues and provide funding for ongoing product enhancements.

     Although approximately 90% of the Company's revenues in each of the past three years have been service revenues, as opposed to license revenues, license sales are important to the Company's performance. New license sales tend to result in additional service revenues as new customers request assistance from the Company to install, customize, and maintain software systems licensed from the Company. New license sales are essential to the Company's growth, as well as to the replacement of service revenues lost as older customers complete the implementation of software systems licensed from the Company or otherwise reduce their need for the Company's services.

ROYALTY ARRANGEMENTS

     The Company has entered into a variety of software development arrangements in which the Company receives funding for software development projects in return for royalties on future licenses resulting from those projects. In addition, the Company pays royalties on licenses of AWD, COGEN and COLOSSUS. A variety of other agreements require the Company to pay royalties on licenses of specific enhancements to its software products. See "Business -- Services -- Shared-Cost Enhancements." The Company's revenues are recorded net of royalties.

SERVICES

     The Company's products often require customization to meet the needs of individual customers. In addition, the Company's products have relatively long lives, are very complex, and require ongoing maintenance and enhancement due to competitive pressures in the financial services industry, as well as technological and regulatory changes. As a result, the Company's customers often require the assistance of software professionals for the installation, customization, enhancement, and maintenance of their software systems. Such services are performed by the Company as well as third-party consultants and internal data processing specialists. Service revenues have represented approximately 90% of the Company's total revenues for each of its last three fiscal years.

     The Company emphasizes the cultivation and preservation of long-term relationships with its customers and offers a wide range of services, including outsourcing services, software development, shared-cost enhancements, consulting and installation assistance, custom modifications, and maintenance. The Company also provides communication centers to respond to customer inquiries. The beginning of the installation cycle of its products provides the Company with a significant opportunity to provide services to its licensees.

     The Company's charges for its services are typically based upon an agreed hourly rate plus expenses, much like other professional service firms. On long-term projects, rates may be based on person-months or even person-years, rather than person-hours. The Company may also bid for projects on a fixed fee basis at the request of the customer. Maintenance services for the Company's products are typically offered for a fixed annual or monthly charge. Arrangements for outsourcing charges vary, but typically include a minimum monthly or annual charge, plus a monthly charge that varies with the volume of work performed.

          OUTSOURCING. The Company derives a significant portion of its service revenues from long-term outsourcing contracts, with options ranging from data processing support for a single application, product line or business area, to total information systems management and third party administration. The Company provides outsourcing services to numerous customers through its data processing arrangement with a related company and the Company's own data processing facilities in Dallas, Texas, Australia and New Zealand. As discussed in "Business - Business Strategy - Outsourcing Provider," the Company is currently seeking to expand its outsourcing services to provide comprehensive data processing services to financial services companies.

          CONSULTING AND INSTALLATION. The conversion by a financial services company from one software system to another can require from one to several years to complete, depending upon the size of the company, the features desired, and other considerations. The Company provides a broad range of services to assist its customers in planning for and installing new software systems. These services include designing a comprehensive conversion plan; supplying actuarial, data processing, and user-oriented financial services professionals; providing educational programs at either the Company's offices or the customer's facility; and supervising the actual implementation of the conversion to the new system.

          SHARED-COST ENHANCEMENTS. Since the Company's software systems periodically require modifications in response to technological, competitive, regulatory, and other changes in the industry, the Company sponsors programs whereby the costs of such modifications can be borne by a group of participating companies on a shared basis. Generally, the cost to each participant is substantially lower than the cost of a custom enhancement by the Company, the customer's data processing staff, or a third-party software consultant. The Company typically retains ownership of enhancements made pursuant to shared-cost arrangements and may offer to license such enhancements to other customers for inclusion in their systems. The customer sponsors of shared-cost enhancements may receive royalties on sales of those enhancements. The Company's license revenues are recorded net of royalties. The number of sponsoring companies in any shared-cost arrangement varies with the nature of the enhancement.

          CUSTOM MODIFICATIONS. Although the Company's software systems are comprehensive, most customers have requirements that are not satisfied by standard software because of the unique nature of each customer's products and operations. To the extent that such requirements are unique and the customer cannot take advantage of the Company's shared-cost enhancement programs to satisfy these requirements, the customer may request the Company to provide the analysis and programming necessary to effect such additions or alterations. The Company has a staff of analysts and programmers available to assist these customers with their requirements.

          MAINTENANCE. Maintenance of the Company's products is generally provided pursuant to product support service agreements with initial terms ranging from one to five years. Subscribers receive maintenance services and selected improvements and enhancements to their respective software systems.

SALES AND MARKETING

     The Company's software professionals work with many of the Company's customers on a daily basis on a wide range of software development and implementation projects, and are effective at identifying and responding to upcoming customer needs.

     The Company's marketing efforts are directed primarily at large and medium sized financial services companies in North America, Europe, and the Pacific Rim. The Company believes it is well positioned for global growth and that outsourcing will remain an important part of its business. The Company intends to continue aggressively pursuing new outsourcing contracts in all of its geographic regions.

     The Company believes it has significant opportunities for new software license sales in all of its regions for its banking, insurance, and business process software systems. Sales cycles for the Company's products are long and unpredictable and the amount and timing of new license sales is uncertain.

RESEARCH AND DEVELOPMENT

     The computer industry is characterized by rapid technological change and the financial services industry is subject to continuing regulation and frequent regulatory changes. Consequently, computer software companies servicing the financial services industry must devote substantial resources to the development of new software products and the enhancement of existing software products.

     The Company's expenditures for product research and development were approximately $95.0 million, $67.1 million, and $62.7 million, respectively, for the three fiscal years ended March 31, 1996, 1995 and 1994. Research and development costs include expenses related to the development of the new software products and the enhancement of existing software products for which the Company retains ownership rights. In addition, Hogan capitalized internally developed software during the three fiscal years ended March 31, 1996, 1995 and 1994 of $5.6 million, $13.2 million and $17.2 million, respectively. In March 1996, $20,200,000 of capitalized software was written off to reflect a decline in net realizable value associated primarily with changes in market conditions and changes in business strategy relating to the Company's banking products.

     A substantial portion of research and development costs relate to activities wholly or partially funded by customers, including the product support programs for the Company's various products and shared-cost enhancement development projects.

PRODUCT SUPPORT PROGRAMS

     Fees received by the Company pursuant to product support service agreements fund ongoing development of selected product improvements and enhancements, as well as error correction and other support services. See "Business -- Services -- Maintenance," and "Business -- Licensing."

SHARED-COST ENHANCEMENTS

     The  Company  also  receives  software   development  funding  pursuant  to
shared-cost enhancement arrangements with customers. See "Business -- Services -- Shared-Cost Enhancements."

COMPETITION

     The computer software and services industry is highly competitive. Competition in the computer software and services industry is based primarily on service, price, functionality, technological advances, and vendor reliability. Financial services companies have several alternatives for satisfying their needs for computer applications software systems, including third-party vendors of standardized software such as that offered by the Company, internal software development staffs, and customized software systems developed by third-party consultants. The Company believes that internal software development staffs are its principal source of competition. In addition, there are a number of larger companies, including computer manufacturers such as IBM and computer service companies, that have substantially greater financial resources than the Company and the technological ability to develop products similar to those offered by the Company. There are also a number of competitors who offer software products that are functionally similar to those offered by the Company, including, among others, Policy Management Systems Corporation, the largest supplier of such software systems to United States property and casualty insurance companies.

     The Company faces competition for outsourcing business from much larger companies, such as Electronic Data Systems and IBM, who have established reputations as providers of outsourcing services. See "Business -- Services -- Outsourcing."

EMPLOYEES

     At March 31, 1996, the Company had approximately 4,300 full-time employees. Approximately 2,100 of these employees were based in North America, 1,100 in Europe, and 1,100 in the Pacific Rim.

BACKLOG

     At March 31, 1996, the Company had entered into written maintenance, shared-cost program enhancement, custom program modification, data processing, and other service related contracts with customers for approximately $517 million, $240 million of which is expected to be recognized in fiscal 1997. Approximately 60% of the backlog at March 31, 1996 is derived from outsourcing contracts.

FOREIGN OPERATIONS

     See Note 4 to the Consolidated Financial Statements of the Company included in Part IV, Item 14 of this report.

ITEM 2.  PROPERTIES

     The Company's Austin, Texas corporate headquarters building is approximately 186,000 square feet and is owned by the Company. In conjunction with the Vantage acquisition, the Company obtained additional leased office space in Wethersfield, Connecticut and Kansas City, Missouri. The Wethersfield lease expires in October 1997 and includes 48,000 square feet at an annual cost of $17 per square foot. The Kansas City premises are leased through the year 2001 and consist of 80,000 square feet at an annual cost of $14 per square foot. In connection with the Hogan acquisition and a customer contract, the Company obtained additional leased space in Dallas, Texas of approximately 166,000 square feet at an annual cost of $9 to $15 per square foot. The Dallas leases expire in December 1998 and June 2003.

     The Company's principal operating and sales facilities in Europe are located in Camberley and Halifax, England; Paris, France and Oslo, Norway. The Camberley facilities lease expires in 2015 and consists of approximately 30,000 square feet at an annual cost of $28 per square foot. The Halifax facilities lease expires in 2011 and consists of approximately 19,000 square feet at an annual cost of $19 per square foot. The lease in Paris expires in January 2004 and consist of approximately 31,000 square feet at an annual rate of $30 per square foot. The Oslo premises are leased through the year 2000 and include 17,000 square feet at an annual cost of $27 per square foot.

     The principal facilities for the Company's Pacific Rim operations are leased and are located primarily in Sydney and Melbourne, Australia and Auckland, New Zealand. The approximate total square footage by location is 38,000, 36,000 and 76,000, respectively. The lease expiration dates vary by location with expiration dates ranging from 1996 to 2000. Costs per square foot range from $11 to $28 annually.

     The Company also maintains leased administrative and sales office facilities in Toronto, Canada; Tokyo, Japan; Singapore; Hong Kong; Frankfurt, Germany; Paris, France; Dublin, Ireland; Lisbon, Portugal; Copenhagen, Denmark; Zurich, Switzerland; and Utrecht, Netherlands.

     In September 1993, the Company entered into a data processing services agreement with DST Systems, Inc. ("DST") which allows the Company to purchase data processing resources from DST. The Company's data processing facilities in Austin, Texas were closed in February 1994 and processing services are now provided through DST at its facilities in Kansas City, Missouri. The Company operates large data centers in Dallas, Texas; Sydney and Melbourne, Australia and Auckland, New Zealand which utilize various IBM and Amdahl mainframe and mid-range computers. The Company also has data processing facilities which utilize IBM mid-range computers in Tokyo, Japan and Camberley, England. The Company intends to consolidate its Australian data center activities in fiscal 1997.

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

     The Company is involved in various lawsuits and is subject to certain contingencies incidental to its business, while the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) A special meeting of the stockholders of the Company was held on March 15, 1996.

         (b) The issuance and reservation for issuance of up to 5,319,300 shares of the Company's Common Stock in connection with the acquisition of Hogan Systems, Inc. was approved by the requisite majority of the outstanding shares of the Company as follows:

                      For                14,982,271
                      Against               739,890
                      Abstain                22,351

              The total number of shares of Common Stock, $0.10 par value, outstanding as of January 17, 1996, the record date of the special meeting, was 19,292,039.

                                    PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
         MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "CNU." The following table sets forth for each quarter during the fiscal years ended March 31, 1996 and 1995, the high and low sale prices per share of the Common Stock as reported on the NYSE.


                                                          1996                       1995
                                                ---------------------       ---------------------
                                                   HIGH         LOW            HIGH         LOW
                                                --------     --------       --------     --------
    First Quarter Ended June 30 ............... $ 34         $ 29 3/4       $ 25 5/8     $ 19 3/4
    Second Quarter Ended September 30 .........   39 1/2       32 1/2         23 3/4       18
    Third Quarter Ended December 31 ...........   41 3/4       33 5/8         30 1/2       20 3/4
    Fourth Quarter Ended March 31 .............   42 3/8       33 1/2         32 1/4       27


     As of April 30, 1996, there were approximately 2,400 holders of record of the 24,179,000 shares of Common Stock then outstanding.

ITEM 6.  SELECTED FINANCIAL DATA*

                                                                         YEAR ENDED MARCH 31,
                                               -------------------------------------------------------------------------
                                                   1996            1995           1994            1993           1992
                                               -----------     ----------     -----------     ----------     -----------
                                                    (In Thousands Except Per Share Amounts and Number of Employees)
  Revenue                                      $  499,466      $  416,443     $  315,434      $  304,835     $  321,226
  Income (loss) from
    continuing operations***                      (32,261)         32,498        (23,508)            119        (13,426)
  Earnings (loss) per common share
    from continuing operations                      (1.35)           1.37          (1.10)           0.01          (0.70)
  Research and development expense                 94,981          67,067         62,744          47,359         59,881
  Total assets                                    340,281         296,381        257,180         242,554        262,293
  Long-term debt                                   21,163          25,379         19,149          24,513         13,000
  Number of employees                               4,255           3,539          3,085           2,477          2,613
  Dividends per common share                           --              **             **              **             **


* The selected financial data has been restated to include the results of Paxus and Hogan, accounted for as poolings of interests, for all periods presented. The selected financial data includes the results of Vantage, SOCS and Ra from the dates of acquisition. FAS No. 109, "Accounting for Income Taxes", was adopted effective April 1, 1993. Prior year financial data has not been restated as the cumulative effect of the accounting change was not material.

** Hogan paid dividends to its shareholders of record of $.15 per share in fiscal 1992 and 1993 and $.17 per share in fiscal 1994 and 1995. Hogan did not pay a dividend to its shareholders of record in fiscal 1996. Continuum did not pay dividends during fiscal 1992 through 1996.

***Income (loss) from continuing operations includes restructuring and other costs associated with the Company's acquisitions in fiscal 1996 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is an international consulting and computer services firm serving the needs of the global financial services industry for computer software and services. The Company's revenues are principally derived from providing outsourcing services, including third party administrative services, to the financial services industry, licensing sophisticated financial services software systems, and providing related software development, installation, customization, enhancement, and maintenance services. Outsourcing services offered by the Company range from providing a customer with remote processing of a single financial services software application to the complete replacement of a customer's data processing department. The software systems marketed by the Company streamline the work processes and automate the administrative functions of financial services companies, such as issuing insurance policies, administering deposits, and complying with complex government regulations and reporting requirements. The Company offers a wide range of banking, life insurance, general insurance (also known as non-life or property and casualty insurance), and reinsurance software applications, including products with extensive adaptations to the specific regional requirements of the world's major financial services markets. The Company's product line includes systems designed for use on a variety of hardware platforms, including mainframe computers, mid-range computers, workstations and local area networks.

RECENT DEVELOPMENTS

PROPOSED MERGER

     On April 29, 1996, the Company announced it had signed an Agreement and Plan of Merger with Computer Sciences Corporation ("CSC") based in El Segundo, California, and a wholly owned subsidiary of CSC. Shareholders of the Company will receive 0.79 shares of CSC stock for each share of the Company's Common Stock if the merger, which is subject to customary conditions including shareholder and regulatory approvals, is consummated. The merger is expected to be consummated during the summer of 1996.

OUTSOURCING CONTRACTS

     The Company entered into several significant outsourcing contracts during its 1996 fiscal year, with expected revenues in excess of $200 million over the lives of those contracts. The new contracts included outsourcing agreements with Fidelity and Guaranty Life Insurance Company (with expected revenues of approximately $80 million over eight years) and Penncorp Financial Group, Inc. (with expected revenues of approximately $50 million over seven years).

     Other important outsourcing contracts announced during the year include agreements with Sun Alliance Group plc, Independent Order of Foresters and the New Zealand Department of Labour.

FISCAL 1996 ACQUISITIONS

     During  fiscal 1996,  the Company  acquired  three major new  subsidiaries:
Hogan, SOCS and Ra.

     On March 15, 1996, the Company acquired all of the outstanding shares of Hogan through the issuance of 4,813,541 shares of the Company's Common Stock. Hogan provides integrated software applications and related consulting services to banks and other financial institutions worldwide. Prior to the acquisition of Hogan, the Company's sales efforts were concentrated primarily in the insurance industry. The Company views its acquisition of Hogan as a logical expansion into a closely-related industry that the Company is well-positioned to serve through its existing customer relationships and international infrastructure. The Company believes the acquisition of Hogan is an essential long-term strategic move that will position the Company to serve the emerging global diversified financial services industry, while at the same time providing attractive near-term opportunities for increased revenue and cost savings. The Company has eliminated over $11,000,000 of recurring annual expenses at Hogan by restructuring facilities, data processing and other functions, and expects additional cost reductions to raise total cost savings to over $12,000,000 per year. Hogan is a wholly-owned subsidiary of the Company with operations in Dallas, Texas; Frankfurt, Germany; London, England; and Melbourne, Australia.

     On December 28, 1995, the Company acquired all of the shares of SOCS, a Paris-based software and services company, for $37,600,000 in cash. SOCS is the leading provider of insurance application software and related services to the French insurance industry. SOCS has over 130 insurance customers in Europe, primarily in France. The acquisition of SOCS provides the Company with leading edge object-oriented software technology and a staff of approximately 200 persons with extensive insurance and object-oriented development expertise. SOCS' primary insurance product is AIA, which is a functionally rich client/server insurance administration application supporting both individual and group life and health insurance. AIA is the new generation of insurance software, supported by an open, integrated, object-oriented development and execution environment called OCEANIC. This revolutionary application development environment allows the AIA application to be implemented rapidly and to remain flexible and responsive to changing business needs. The Company plans to continue enhancing the tools and methodologies developed by SOCS as object technology standards evolve and to integrate them with the Company's other software development efforts.

     On May 3, 1995, the Company acquired all of the outstanding shares of Ra for $10,823,000 in cash. Ra is a leading provider of software systems to insurance brokers in the United Kingdom, predominantly in the property and casualty sector. Ra also provides a range of services to insurance brokers, such as updated rate books, electronic data interchange links to insurance companies, insurance document printing and specialist broker insurance products. The acquisition of Ra advances the Company's plans to provide the European insurance industry with systems for all distribution channels.

     The acquisition of Hogan was accounted for as a pooling of interests and accordingly, the Company's consolidated results of operations have been restated to include the results of Hogan for all periods presented. The acquisitions of SOCS and Ra have been accounted for as purchases and the operating results of SOCS and Ra have been included from the date of the acquisitions.

FISCAL 1994 ACQUISITIONS

     The Company completed two acquisitions during fiscal 1994, the acquisition of Paxus Corporation Limited on August 13, 1993 and the acquisition of Vantage Computer Systems, Inc. on September 30, 1993. The acquisition of Paxus substantially broadened the Company's customer base and staff in Europe and the Pacific Rim and gave the Company several new product offerings, including LIFE/400, POLISY/400, SICS, and CAPSIL. The acquisition of Vantage brought the Company the VANTAGE-ONE life insurance and administration software system, significant new outsourcing revenues and a substantial increase in the Company's North American customer base.

     The acquisition of Paxus was accounted for as a pooling of interests and accordingly, the Company's consolidated results of operations have been restated to include the results of Paxus for all periods presented. The acquisition of Vantage has been accounted for as a purchase and the operating results of Vantage have been included from the date of acquisition.

RESULTS OF OPERATIONS

     The following table presents selected data for the three fiscal years ended March 31, 1996 from the Consolidated Statements of Operations as a percentage of total revenues and the percentage change of those items as compared to the prior period.

                                                                                                         PERCENTAGE
                                                                                                    INCREASE (DECREASE)
                                                                                                  ------------------------
                                                     PERCENTAGE OF TOTAL REVENUES                  1996             1995
                                              ------------------------------------------            vs               vs
                                               1996              1995             1994             1995             1994
                                              -------          -------          --------         --------        ---------
Revenue
   Service revenues                            93.5 %            91.3%            89.3 %           22.7 %           35.0 %
   Software system licensing                    6.3               8.4             10.1            (10.3)            10.2
   Interest income                              0.2               0.3              0.6             22.7            (46.4)
                                              -------           ------          --------
       Total revenue                          100.0             100.0            100.0             19.9             32.0
                                              -------           ------          --------
Expenses
   Service expenses                            71.6              69.2             68.0             24.0             34.4
   Marketing and administration                19.5              18.9             23.0             24.1              8.1
   Interest expense                             0.6               0.6              1.3             12.6            (32.8)
   Restructuring and other costs               10.0                --             10.3            100.0           (100.0)
   Charge for purchased R&D                     5.2                --              5.1            100.0           (100.0)
                                              -------           ------          --------
       Total expenses                         106.9              88.7            107.7             44.6              8.8
                                              -------           ------          --------
Income (loss) before income taxes              (6.9)             11.3             (7.7)          (173.2)            94.9
Income tax provision (benefit)                 (0.4)              3.5             (0.2)          (115.1)         2,333.0
                                              -------           ------          --------
Net income (loss)                              (6.5)%             7.8%            (7.5)%         (199.3)%          238.2 %
                                              =======           ======          =========



RESULTS OF OPERATIONS -- 1996 VERSUS 1995

     On March 15, 1996, the Company acquired Hogan. The acquisition has been accounted for as a pooling of interests and, therefore, the financial statements of the Company have been restated to include the results of Hogan for all periods reported. During the year ended March 31, 1996, the Company also recorded nonrecurring charges of $76,053,000 ($61,724,000 net of tax benefits) related to its acquisitions.

     Excluding the results of Hogan and nonrecurring charges, the Company recorded income of $34,525,000 for fiscal 1996 compared to $26,204,000 for fiscal 1995, an increase of 32%. For fiscal 1996 Hogan recorded a net loss of $5,062,000 compared to net income for fiscal 1995 of $6,294,000.

     Total revenue excluding Hogan increased from $323,536,000 in fiscal 1995 to $414,500,000 for fiscal 1996 or 28%. Hogan total revenue decreased 8% from $92,097,000 to $84,966,000 for the comparable period. Reflecting the restatement to include Hogan, revenue grew $83,023,000 or 20% from $416,443,000 in fiscal 1995 to $499,466,000 in fiscal 1996.

     Service revenue excluding Hogan grew from $301,783,000 in fiscal 1995 to $382,950,000 for fiscal 1996 or 27%. The increase in revenue is primarily attributable to a growth in outsourcing revenue of $36,800,000, increased consulting revenue and increases related to the acquired businesses of SOCS and Ra. Hogan service revenue increased 7% from $78,615,000 to $83,874,000, primarily attributable to increased service revenue associated with implementation projects. Reflecting the restatement to include Hogan, service revenue grew $86,426,000 or 23% from $380,398,000 in fiscal 1995 to $466,824,000 in fiscal 1996.

     Service expenses excluding Hogan for fiscal 1996 were $292,625,000, an increase of 28% compared to fiscal 1995 when they totaled $228,725,000, primarily due to the growth in service revenue. Hogan service expenses increased 9% to $64,900,000, primarily due to an increase in service revenue and an increase in development costs and additional software amortization. Reflecting the restatement to include Hogan, service expenses for fiscal 1996 were $357,525,000, an increase of 24% compared to fiscal 1995 when they totaled $288,246,000.

     Service gross profit excluding Hogan increased $17,267,000 or 24%, from $73,058,000 for fiscal 1995 to $90,325,000 for fiscal 1996. Service gross profit as a percent of revenue excluding the results of Hogan was 24% for fiscal 1995 and 1996. Hogan service gross profit decreased $120,000 or 1%. Reflecting the restatement to include Hogan, total service gross profit increased $17,147,000 or 19%, from $92,152,000 for fiscal 1995 to $109,299,000 for fiscal 1996. As a percent of revenue gross profit declined from 24% in fiscal 1995 to 23% for fiscal 1996.

     License revenue excluding Hogan increased 46% from $21,135,000 in fiscal 1995 to $30,765,000 in fiscal 1996 reflecting the continued acceptance of COLOSSUS and increases in all geographic regions. Hogan license revenue decreased $13,242,000 from $13,991,000 to $749,000. The decline in license sales is related to adjustments to conform the revenue recognition practices of Hogan and the usual delay in license decisions associated with the pending acquisition of Hogan. Reflecting the restatement to include Hogan, license revenue decreased from $35,126,000 in fiscal 1995 to $31,514,000 in fiscal 1996, a decrease of 10%.

     Year  to  year  marketing  and  administration   expenses  excluding  Hogan
increased $16,130,000 or 30% and were 17% of revenue in both fiscal 1996 and 1995. Hogan marketing and administration expenses increased $2,799,000 or 12% and increased from 26% of revenue in fiscal 1995 to 32% of revenue in fiscal 1996. The increase in expenditures is primarily attributable to an increase in international sales activities. Reflecting the restatement to include Hogan marketing and administration expenses for fiscal 1996 totaled $97,446,000 an increase of 24% compared to fiscal 1995 when they were $78,517,000.

     Pretax income excluding Hogan and before nonrecurring charges of $76,053,000 for fiscal 1996 was $48,569,000 compared to $38,108,000 for fiscal
1995, an increase of 27%. For fiscal 1996 Hogan incurred a pretax loss of $6,978,000 compared to pretax income of $8,994,000 for fiscal 1995. Reflecting the restatement to include Hogan, pretax income before nonrecurring charges for the year ended March 31, 1996 was $41,591,000 compared to pretax income of $47,102,000 for fiscal 1995.

     Tax expense excluding Hogan and tax benefits for the nonrecurring charges was $14,044,000 for fiscal 1996 compared to $11,904,000 for fiscal 1995. The effective rates of 29% for fiscal 1996 and 31% for fiscal 1995 are lower than the statutory rate primarily due to the utilization of net loss carry-forwards. Hogan recognized a tax benefit in fiscal 1996 of $1,916,000 which is an effective tax rate of 27%, lower than the statutory rate due to foreign tax losses without tax benefit. Fiscal 1995 tax expense for Hogan was $2,700,000, an effective tax rate of 30%, lower than the statutory rate primarily due to the utilization of net loss carry-forwards.

     The nonrecurring charges of $76,053,000, which were largely related to the acquisitions of Hogan and SOCS, included a $26,000,000 charge for purchased research and development, restructuring and transaction costs of $19,400,000, and adjustments to the carrying value of certain operating assets of $30,700,000.

     The $26,000,000 charge for purchased research development was a noncash charge to expense resulting from the value assigned to the software development activities in process at SOCS.

     The $19,400,000 restructuring charge resulted from a plan effected by the Company following the acquisitions of Hogan and SOCS to integrate, restructure and realign its expanded business to better serve its customers and markets. These charges included transaction costs associated with the acquisition of Hogan of $9,600,000 and costs associated with the consolidation of facilities, data processing activities and other functions of $9,800,000. Transaction costs included investment banking fees, proxy related expenses, legal, accounting and consulting fees.

     Restructuring costs for facilities and data processing activities totaled $3,200,000 and included the costs of consolidating offices and data processing in Europe and Australia. These consolidations will be completed in the first half of fiscal 1997 and will reduce occupancy and data processing costs in future periods. Restructuring charges for staff reductions totaled $6,600,000 and reflected the elimination of redundant functions and capacity, including marketing, administrative, management and development personnel worldwide. The staff reductions will result in reduced payroll expenses in future periods.

     The adjustments to the carrying value of certain operating assets included reductions in the capitalized software and other intangibles of $22,000,000 and a reduction in the value of certain receivables of $8,700,000. These adjustments in carrying value represent noncash charges.

     Reflecting the restatement for Hogan and nonrecurring charges, the Company recognized a tax benefit for fiscal 1996 of $2,201,000, reflecting an effective tax rate of 6% which is lower than the statutory rate primarily due to purchase accounting adjustments and nonrecurring charges that are not deductible for tax purposes. Tax expense for fiscal 1995 was $14,604,000 reflecting an effective tax rate of 31% which is lower than the statutory rate primarily due to the utilization of net loss carry-forwards.

     In summary, the Company incurred a net loss for fiscal 1996 of $32,261,000 or $1.35 per share, reflecting nonrecurring charges of $76,053,000 ($61,724,000 after tax benefits), compared to net income of $32,498,000 or $1.37 per share for fiscal 1995.

RESULTS OF OPERATIONS -- 1995 VERSUS 1994

     During the year ended March 31, 1995 the Company recorded net income of $32,498,000 or $1.37 per share compared to a net loss of $23,508,000 or $1.10 per share for fiscal 1994. The loss for fiscal 1994 resulted from nonrecurring charges of $48,592,000. These nonrecurring charges were related to the acquisitions of Paxus and Vantage and included a charge for purchased research and development, restructuring charges and other one-time charges.

     Pretax income excluding Hogan and before nonrecurring charges was $38,108,000 for fiscal 1995 compared to $13,938,000 for fiscal 1994, an increase of 173%. For fiscal 1995 Hogan recorded pretax income of $8,994,000 compared to $10,492,000 for fiscal 1994. Reflecting the restatement to include Hogan, pretax income before nonrecurring charges for the year ended March 31, 1995 was $47,102,000 compared to pretax income of $24,430,000 for fiscal 1994.

     Total revenue excluding Hogan increased 33% from $242,949,000 in fiscal 1994 to $323,536,000 for fiscal 1995. Hogan total revenue increased 28% from $72,485,000 to $92,907,000. Reflecting the restatement to include Hogan, revenue grew $101,009,000 or 32% from $315,434,000 in fiscal 1994 to $416,443,000 in fiscal 1995.

     Service revenue excluding Hogan grew 33% from $227,391,000 in fiscal 1994 to $301,783,000 for fiscal 1995. The increase in revenue is primarily attributable to a growth in outsourcing revenue, consulting revenue and a full year of Vantage's results. Outsourcing revenue increased 95% from $55,900,000 in fiscal 1994 to $108,900,000 in fiscal 1995. Hogan service revenue increased 44% from $54,441,000 to $78,615,000 for comparable periods. The increase was primarily attributable to an increase in professional service rates and consulting associated with implementations. Reflecting the restatement to include Hogan, service revenue grew $98,566,000 or 35% from $281,832,000 in fiscal 1994 to $380,398,000 in fiscal 1995.

     Service expenses excluding Hogan for fiscal 1995 were $228,725,000, an increase of 31% compared to fiscal 1994 when they totaled $174,615,000. The increase was due to an increase in service revenue. Hogan service expenses increased 49% to $59,251,000 for comparable periods due to an increase in service revenue. Reflecting the restatement to include Hogan, service expenses for fiscal 1995 were $288,246,000, an increase of 34% compared to fiscal 1994 when they totaled $214,519,000.

     Service gross profit excluding Hogan increased $20,282,000 or 38%, from $52,776,000 for fiscal 1994 to $73,058,000 for fiscal 1995. Service gross profit as a percent of revenue, excluding the results of Hogan, increased from 23% in fiscal 1994 to 24% in fiscal 1995. Hogan service gross profit increased $4,557,000 or 31%. Reflecting the restatement to include Hogan, service gross profit increased $24,839,000 or 37%, from $67,313,000 for fiscal 1994 to $92,152,000 for fiscal 1995. Service gross profit was 24% of revenue for fiscal 1994 and 1995.

     License revenue excluding Hogan increased 44% from $14,689,000 in fiscal 1994 to $21,135,000 in fiscal 1995 with the increase attributable to sales of COLOSSUS and VANTAGE-ONE. Hogan license revenue decreased $3,208,000 from $17,199,000 in fiscal 1994 to $13,991,000 in fiscal 1995. The decrease is attributable to the decline in the number of licenses sold during fiscal 1995. Reflecting the restatement to include Hogan, license revenue increased from $31,888,000 in fiscal 1994 to $35,126,000 in fiscal 1995, an increase of 10%.

     Year to year, excluding Hogan, marketing and administration expenses increased $3,864,000 or 8% and decreased from 21% of revenue in fiscal 1994 to 17% of revenue in fiscal 1995. The decrease as a percent of revenue is attributable to revenue growth during the year and the restructuring of Paxus and Vantage during the last half of fiscal 1994. Hogan marketing and administration expenses increased $2,004,000 or 9% and decreased from 30% of revenue in fiscal 1994 to 26% of revenue in fiscal 1995. The decrease as a percent of revenue is attributable to revenue growth during the year. Reflecting the restatement to include Hogan, marketing and administration expenses for fiscal 1995 totaled $78,517,000 an increase of 8% compared to fiscal 1994 when they were $72,649,000. Reflecting the restatement to include Hogan, marketing and administration expenses for fiscal 1995 were 19% of revenues compared to 23% of revenue for fiscal 1994.

     Interest income decreased in fiscal 1995 and totaled $919,000 compared to $1,714,000 in fiscal 1994. Interest expense decreased from $3,836,000 in 1994 to $2,578,000 in 1995. Net interest expense decreased to $1,659,000 in fiscal 1995 from $2,122,000 in fiscal 1994 primarily due to excess cash balances being used to retire Paxus debt in fiscal 1994.

     Tax expense for fiscal 1995 was $14,604,000 reflecting an effective tax rate of 31%. The effective rate for fiscal 1995 is lower than the statutory rate primarily due to the utilization of net loss carry-forwards. The Company recognized a tax benefit for fiscal 1994 of $654,000, reflecting an effective tax rate of 3% which is lower than the statutory rate primarily due to purchase accounting adjustments and nonrecurring charges that are not deductible for tax purposes.

     In summary, the Company incurred a net loss for fiscal 1994 of $23,508,000 or $1.10 per share, primarily due to nonrecurring charges, compared to net income of $32,498,000 or $1.37 per share for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased to $9,006,000 at March 31, 1996 compared to $52,289,000 at March 31, 1995. During fiscal 1996, the Company generated $18,803,000 from operations and $3,324,000 from financing activities. The Company utilized $43,821,000 in cash during the year to finance the acquisitions of SOCS and Ra.

     During fiscal 1996 the Company renewed and increased its $20,000,000 revolving bank line of credit to $60,000,000. Approximately $23,000,000 was used to fund the acquisition of SOCS in the December quarter. This debt was reduced by $16,000,000 during the fourth quarter of fiscal 1996. The Company does not intend to renew Hogan's revolving line of credit, which expires in June 1996.

     Over half of the Company's revenue is generated outside the United States. As a result, the Company's operations could be significantly affected by international factors, such as changes in foreign currency exchange rates. The Company's strategy is designed to minimize the exchange rate risk by contracting for services in the currency in which the costs are incurred. However, the Company's results of operations may be significantly affected in the short-term by fluctuations in foreign currency exchange rates. The Company's gains and losses on transactions denominated in foreign currencies have not been material to the Company's operations. The Company does not enter into forward foreign exchange contracts as a regular course of business.

     The Company's planned expansion of its outsourcing business may require significant expenditures to the extent that the Company is required, among other things, to purchase computer facilities from its customers, develop additional data centers, assume or buy out leases and software licenses, or assume responsibility for a customer's data processing staff. The Company anticipates that, in the absence of significant expenditures arising from entering into outsourcing activities, current cash balances, the Company's available line of credit and cash from future operations will be adequate for working capital and anticipated investment requirements for the foreseeable future. To the extent that current cash balances from operations and current credit facilities are not adequate to satisfy the Company's requirements with respect to outsourcing arrangements, the Company would anticipate seeking additional external financing. Such financing could include new borrowings, the availability and cost of which will depend upon general economic and market conditions.

QUARTERLY RESULTS

     During fiscal 1996 service revenues accounted for 93% of total revenues. License sales, however, significantly affect the Company's earnings due to license fees for some of the Company's products which can exceed $1,000,000. As a result, a single license sale can have a significant effect on the Company's earnings for the period in which the sale occurs and future periods. These factors may impact quarter to quarter comparisons of the Company's revenues and earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company set forth under Item 14(a) of this Form 10-K Report are submitted as the response to the financial statement requirement of this Item.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company will file with the Securities and Exchange Commission not later than 120 days after March 31, 1996, the information required by this item with respect to officers and directors in an amendment to this Report or pursuant to Regulation 14A in a definitive Proxy Statement involving the election of directors. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company will file with the Securities and Exchange Commission not later than 120 days after March 31, 1996, the information required by this item with respect to executive compensation in an amendment to this Report or pursuant to Regulation 14A in a definitive Proxy Statement involving the election of directors. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company will file with the Securities and Exchange Commission not later than 120 days after March 31, 1996, the information required by this item with respect to security ownership in an amendment to this Report or pursuant to Regulation 14A in a definitive Proxy Statement involving the election of directors. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company will file with the Securities and Exchange Commission not later than 120 days after March 31, 1996, the information required by this item with respect to certain relationships and related transactions in an amendment to this Report or pursuant to Regulation 14A in a definitive Proxy Statement involving the election of directors. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) AND (2) LIST OF FINANCIAL STATEMENTS

     The response to this item is submitted as a separate section of this Report. See the index on page F-1.

     (3)  EXHIBITS

     The following exhibits are filed with this report:

                                                                                           PAGE

     2.1   --  Takeover Offer to Holders of Ordinary Shares of Paxus Corporation
               Limited (filed as Annex A of the Registrant's Proxy Statement for the special meeting of stockholders held July 13, 1993, and incorporated herein by reference)

     2.2   --  Agreement dated September 30, 1993, by and among the  Registrant,
               Continuum Acquisition,  Inc., Vantage Computer Systems, Inc., DST
               Systems, Inc., and Robert S. Maltempo (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 30,
               1993, and incorporated herein by reference)

     2.3 -- Plan and Agreement of Merger dated September 30, 1993, by and between Continuum Acquisition, Inc. and Vantage Computer Systems,
               Inc. (filed as Exhibit 2.2 to the Registrant's  Current Report on
               Form 8-K dated September 30, 1993, and incorporated herein by reference)

     2.4   --  Acquisition  Agreement  of  100% of  the Issued  Shares  of  SOCS
               Holding  dated  December  19,  1995,  by  and  among  Registrant,
               Jean-Michel  Renck,   Jean-Louis   Rossignol,   and  Jean-Charles
               Miginiac (filed as Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated January 12, 1996,  and  incorporated  herein by reference)

     2.5 -- Plan and Agreement of Merger dated December 10, 1995, as amended, by and among the Registrant, Continuum Acquisition
               Corporation  and Hogan Systems,  Inc. (filed as Appendix I to the
               Registrant's Registration Statement on Form S-4 (No. 33-65405), and incorporated herein by reference)

     2.6    -- Agreement  and  Plan  of Merger  dated April 28, 1996,  among the
               Registrant,   Computer   Sciences   Corporation  and  Continental
               Acquisition,  Inc.  (filed  as  Exhibit  2.1 to the  Registrant's
               Current Report on Form 8-K dated April 28, 1996, and incorporated herein by reference)

     3.1 -- Certificate of Incorporation of the Registrant and Amendment thereto (filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference

     3.2    -- Bylaws of the Registrant, as amended                                         S-1

     10.1   -- Lease Agreement dated  June 11, 1985, between the  Registrant and
               Crow - Gottesman - Buchanan  #3  (filed  as  an  Exhibit  to  the
               Registrant's Current Report on Form 8-K dated June 13, 1985, and incorporated herein by reference)

     10.2* -- Registrant's 1983 Incentive Stock Option Plan (filed as Annex A of the Registrant's Proxy Statement for the fiscal year ended
               March 31, 1990, and incorporated herein by reference)

     10.3*  -- Stock  Option  Agreement dated  September 19, 1989,  between  the
               Registrant  and W.  Michael  Long  (filed  as an  Exhibit  to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1990, and incorporated herein by reference)

     10.4*  -- Stock  Option  Agreement  dated  February  1, 1990,  between  the
               Registrant  and  E.  Lee  Walker  (filed  as an  Exhibit  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1994, and incorporated herein by reference)

     10.5*  -- Registrant's  1990  Restricted  Stock  and Bonus  Plan  (filed as
               Annex A of the Registrant's Proxy Statement for the fiscal year ended March 31, 1990, and incorporated herein by reference)

     10.6* --  Registrant's  1992  Stock  Option Plan (filed as  Annex A of  the
               Registrant's Proxy Statement for the fiscal year ended March 31, 1992, and incorporated herein by reference)

     10.7* --  Registrant's  1994  Directors  Stock  Option  Plan (filed  as  an
               Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference)

     10.8* -- Registrant's 1994 Incentive Stock Plan (filed as an Exhibit to the Registrant's Proxy Statement for the fiscal year ended March
               31, 1994, and incorporated herein by reference)

     10.9*  -- Registrant's  1995  Directors'  Stock  Option  Plan (filed  as an
               Exhibit of the  Registrant's  Registration  Statement on Form S-8
               (No. 33-61733), and incorporated herein by reference)

     10.10* -- Stock   Option   Agreement  dated  April  1,  1996,  between  the
               Registrant and Michael H. Anderson                                           S-2

     10.11 -- Data Processing Services Agreement dated September 30, 1993, by and between the Registrant and DST Systems, Inc. (filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

     10.12 -- Software License Distribution Agreement dated September 30, 1993, by and between the Registrant and DST Systems, Inc. (filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

     10.13* -- Description  of  Compensatory Arrangement  between the Registrant
               and Edward C. Stanton, III                                                   S-7

     21.1   -- Subsidiaries of the Registrant                                               S-8

     23.1   -- Consent of Independent Auditors                                              S-10

     23.2   -- Consent of Independent Accountants                                           S-11

     * Indicates Registrant's management compensation plans

     The Registrant will furnish a copy of each long-term debt instrument to the Commission upon request.

     (b)  REPORTS ON FORM 8-K

     Reports on Form 8-K filed by the Registrant during the last quarter covered by this report:

         Form 8-K reporting date - December 28, 1995
         Items reported:  Acquisition of SOCS Holding

         Form 8-K reporting date - March 15, 1996
         Items reported:  Acquisition of Hogan Systems, Inc.

         Form 8-K reporting date - April 28, 1996
         Items reported: Execution of an agreement whereby the Company would be acquired by Computer Sciences Corporation

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         THE CONTINUUM COMPANY, INC.
                                         By: JOHN L. WESTERMANN III
                                         Vice President, Chief Financial Officer

Dated:  May 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   SIGNATURE                        TITLE                               DATE

Ronald C. Carroll            Chairman of the Board
                             of Directors

LOWELL C. ANDERSON           Director

THOMAS G. BROWN              Director

W. MICHAEL LONG              President, Chief Executive
                             Officer and Director

THOMAS A. MCDONNELL          Director

CARL S. QUINN                Director                               May 20, 1996

EDWARD C. STANTON, III       Director

E. LEE WALKER                Director

JOHN L. WESTERMANN III       Chief Financial Officer
                             and Treasurer (Principal
                             Financial Officer)

LOU ANNE GILMORE             Vice President and Controller
                             (Principal Accounting Officer)

By: JOHN L. WESTERMANN III   Attorney-in-fact




                          THE CONTINUUM COMPANY, INC.
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report in response to Item 14(a)(1) and (2):

                                                                            PAGE

1. Financial Statements

   Report of Independent Auditors ..........................................F-2
   Consolidated Statements of Operations -- three years
      ended March 31, 1996 .................................................F-4
   Consolidated Balance Sheets -- March 31, 1996 and 1995 ..................F-5
   Consolidated Statements of Cash Flows -- three years
      ended March 31, 1996 .................................................F-7
   Consolidated Statements of Stockholders' Equity -- three
      years ended March 31, 1996 ...........................................F-8
   Notes to Consolidated Financial Statements ..............................F-10



2. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are addressed within the notes to consolidated financial statements, are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

STOCKHOLDERS AND BOARD OF DIRECTORS
The Continuum Company, Inc.

     We have audited the consolidated financial statements of The Continuum Company, Inc. listed in the accompanying index to financial statements (Item 14(a)). The consolidated financial statements give retroactive effect to the acquisition of Hogan Systems, Inc. in March 1996, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These financial statements are the responsibility of the management of The Continuum Company, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1994 financial statements of Hogan Systems, Inc., which statements reflect total assets constituting 33% as of March 31, 1995 and net income constituting approximately 19% and 27% for the years ended March 31, 1995 and 1994, respectively, of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Hogan Systems, Inc. for 1995 and 1994, is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits, and for 1995 and 1994 the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Continuum Company, Inc. at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, after giving effect to the merger of Hogan Systems, Inc., as described in the notes to the consolidated financial statements, in conformity with generally accepted accounting principles.

     As described in Note 1 to the consolidated financial statements, during the year ended March 31, 1994, The Continuum Company, Inc. changed its method of accounting for income taxes.

                                                               ERNST & YOUNG LLP

Austin, Texas
May 1, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hogan Systems, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in shareholders' equity as of and for each of the two years in the period ended March 31, 1995 (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of Hogan Systems, Inc. and its subsidiaries (Hogan) as of and for each of the two years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Hogan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Hogan for any period subsequent to March 31, 1995.

PRICE WATERHOUSE LLP

Dallas, Texas
April 21, 1995


                                             THE CONTINUUM COMPANY, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED MARCH 31,
                                                              ----------------------------------------------------
                                                                    1996               1995              1994
                                                              ---------------    --------------    ---------------
Revenue
  Service revenues .......................................... $  466,824,000     $  380,398,000    $  281,832,000
  Software system licensing .................................     31,514,000         35,126,000        31,888,000
  Interest income ...........................................      1,128,000            919,000         1,714,000
                                                              ---------------    --------------    ---------------
                                                                 499,466,000        416,443,000       315,434,000

Expenses
  Service expenses ..........................................    357,525,000        288,246,000       214,519,000
  Marketing and administration ..............................     97,446,000         78,517,000        72,649,000
  Interest expense ..........................................      2,904,000          2,578,000         3,836,000
  Restructuring and other costs .............................     50,053,000                 --        32,629,000
  Charge for purchased research and development .............     26,000,000                 --        15,963,000
                                                              ---------------    --------------     --------------
                                                                 533,928,000        369,341,000       339,596,000
                                                              ---------------    --------------     --------------

Income (loss) before income taxes ...........................    (34,462,000)        47,102,000       (24,162,000)
Income tax (benefit) provision ..............................     (2,201,000)        14,604,000          (654,000)
                                                              ---------------    --------------      -------------
Net income (loss) ........................................... $  (32,261,000)    $   32,498,000       (23,508,000)
                                                              ===============    ==============      =============

Net income (loss) per common share .......................... $        (1.35)    $         1.37    $        (1.10)
                                                              ===============    ==============    ===============

Average common shares outstanding ...........................     23,879,000         23,700,000        21,390,000
                                                              ===============    ==============    ===============

      The accompanying Notes to Consolidated  Financial Statements are an integral part of these statements.


                                         THE CONTINUUM COMPANY, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,
                                                                                ----------------------------------
                                                                                      1996               1995
                                                                                --------------     ---------------
ASSETS
Current assets
  Cash and cash equivalents ................................................... $    9,006,000     $   52,289,000
  Receivables, net of allowance for doubtful accounts of
    $9,339,000 and $1,822,000, respectively ...................................    155,212,000        118,639,000
  Deferred tax asset ..........................................................     22,233,000          6,579,000
  Other .......................................................................     16,216,000         10,732,000
                                                                                --------------     --------------
                                                                                   202,667,000        188,239,000
                                                                                --------------     --------------
Property and equipment
  Land and building ...........................................................     24,130,000         17,926,000
  Furniture and equipment .....................................................     69,088,000         59,539,000
  Leasehold improvements ......................................................      9,063,000         11,586,000
                                                                                --------------     --------------
                                                                                   102,281,000         89,051,000
  Less allowance for depreciation .............................................     63,024,000         54,919,000
                                                                                --------------     --------------
                                                                                    39,257,000         34,132,000
Software systems, net of accumulated amortization of
  $50,012,000 and  $39,179,000, respectively ..................................     25,307,000         46,327,000
Goodwill, net of accumulated amortization of
  $2,969,000 and $1,261,000, respectively .....................................     37,137,000         15,995,000
Other .........................................................................     35,913,000         11,688,000
                                                                                --------------     --------------
TOTAL ASSETS .................................................................. $  340,281,000     $  296,381,000
                                                                                ==============     ==============

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             THE CONTINUUM COMPANY, INC.
                                             CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,
                                                                             ----------------------------------
                                                                                   1996               1995
                                                                             ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable ......................................................... $  35,099,000      $  24,498,000
  Accrued compensation .....................................................    26,399,000         23,704,000
  Deferred revenue .........................................................    40,615,000         28,733,000
  Taxes payable ............................................................    15,496,000         10,355,000
  Notes payable and current portion of long-term debt ......................     8,031,000          2,742,000
  Accrued restructuring costs ..............................................    10,092,000          1,993,000
  Other ....................................................................    32,957,000         15,998,000
                                                                             --------------     --------------
                                                                               168,689,000        108,023,000
                                                                             --------------     --------------

Other obligations
  Deferred revenue .........................................................     1,725,000          3,092,000
  Long-term debt ...........................................................    21,163,000         25,379,000
  Deferred income taxes ....................................................    11,537,000         10,505,000
  Other ....................................................................    25,724,000         10,421,000
                                                                             --------------     --------------
                                                                                60,149,000         49,397,000
                                                                             --------------     --------------

Stockholders' equity
  Preferred Stock, $0.01 par value, issuable in series,
    authorized and unissued 5,000,000 shares ...............................            --                 --
  Common Stock, $0.10 par value, authorized 40,000,000 shares;
    24,220,487 and 23,940,898 issued, respectively .........................     2,422,000          2,394,000
  Capital in excess of par value ...........................................   170,404,000        166,573,000
  Retained deficit .........................................................   (55,777,000)       (22,120,000)
  Unearned restricted stock ................................................      (607,000)          (852,000)
  Common Stock in treasury, at cost; 63,970 and 280,685
    shares, respectively ...................................................      (134,000)        (5,982,000)
  Notes receivable for Common Stock sold to employees ......................    (4,865,000)        (1,052,000)
                                                                             --------------     --------------
                                                                               111,443,000        138,961,000
                                                                             --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................. $ 340,281,000      $ 296,381,000
                                                                             ==============     ==============


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                    THE CONTINUUM COMPANY, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED MARCH 31,
                                                                               -----------------------------------------------------
                                                                                      1996               1995               1994
                                                                               ---------------     --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .......................................................... $  (32,261,000)     $  32,498,000     $  (23,508,000)
  Items included in income (loss) which do not affect cash:
    Amortization of software systems and other assets ........................     13,531,000          8,146,000          7,683,000
    Depreciation and amortization of property and equipment ..................     10,521,000          9,469,000          8,215,000
    Deferred income taxes ....................................................    (13,242,000)         4,548,000         (2,871,000)
    Restructuring and other costs ............................................     47,186,000                 --          8,600,000
    Purchased research and development .......................................     26,000,000                 --         15,963,000
  Changes in operating assets and liabilities:
    (Increase) in receivables ................................................    (38,167,000)       (11,350,000)       (27,722,000)
    (Increase) in research and development venture, net ......................             --         (1,411,000)        (9,889,000)
    Increase in accounts payable .............................................      7,273,000          5,025,000          1,331,000
    Increase in deferred revenue .............................................     11,286,000            201,000          3,887,000
    (Increase) decrease in other net assets ..................................    (13,324,000)         4,971,000         14,079,000
                                                                               ---------------     --------------     --------------
      Net Cash Provided (Used) by Operating Activities .......................     18,803,000         52,097,000         (4,232,000)
                                                                               ---------------     --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, equipment and purchased software ....................    (16,007,000)       (14,149,000)       (12,998,000)
  Additions to capitalized software ..........................................     (5,618,000)       (13,170,000)       (17,171,000)
  Decrease in short-term investments .........................................             --                 --         13,874,000
  Purchase of businesses, net of cash received ...............................    (43,821,000)                --            158,000
  Purchase of marketing and support rights ...................................             --                 --         (6,000,000)
                                                                               ---------------     --------------     --------------
    Net Cash (Used) by Investing Activities ..................................    (65,446,000)       (27,319,000)       (22,137,000)
                                                                               ---------------     --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt .......................................    (45,940,000)        (3,025,000)       (24,106,000)
  Proceeds from long-term debt ...............................................     43,541,000          8,920,000                  --
  Dividends paid .............................................................             --         (2,443,000)        (2,510,000)
  Common Stock transactions ..................................................      5,723,000          4,505,000            415,000
                                                                               ---------------     --------------    ---------------
    Net Cash Provided (Used) by Financing Activities .........................      3,324,000          7,957,000        (26,201,000)
                                                                               ---------------     --------------    ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................         36,000         (1,484,000)        (1,955,000)
                                                                               ---------------     --------------    ---------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .............................    (43,283,000)        31,251,000        (54,525,000)
Cash and Cash Equivalents at Beginning of Period .............................     52,289,000         21,038,000         75,563,000
                                                                               ---------------     --------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................... $    9,006,000      $  52,289,000     $   21,038,000
                                                                               ===============     ==============    ===============

            The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                  THE CONTINUUM COMPANY, INC.
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                             NOTES
                          COMMON STOCK         CAPITAL IN                       UNEARNED       COMMON     RECEIVABLE
                  ------------------------      EXCESS OF        RETAINED      RESTRICTED     STOCK IN        FOR      STOCKHOLDERS'
                  SHARES ISSUED     AMOUNT      PAR VALUE        DEFICIT         STOCK        TREASURY    SHARES SOLD      EQUITY
                  -------------   ----------   ------------   -------------   ------------   ----------   ------------  ------------
BALANCE AT
 MARCH 31, 1993 ... 19,330,569    $1,933,000   $116,168,000   $(26,680,000)   $(1,465,000)   $(130,000)   $(3,198,000)  $86,628,000
Issuance of Common
 Stock for
 acquisition ......  4,000,000       400,000     39,900,000                                                              40,300,000
Acquisition of
 treasury shares                                                                            (5,855,000)                  (5,855,000)
Granting of
 restricted stock,
 net of forfeiture,
 amortization
 of $494,000 ......     15,800        2,000         350,000                       109,000                                   461,000
Hogan dividend                                                  (2,510,000)                                              (2,510,000)
Exercise of stock
 options and employee
 stock plan .......    425,360       43,000       7,328,000                                                               7,371,000
Translation adjustment                                            (403,000)                                                (403,000)
Repayment of
 notes receivable                                                                                             487,000       487,000
Net loss for the year                                          (23,508,000)                                             (23,508,000)
                    ----------    ---------     -----------    ------------    -----------  -----------    -----------  ------------
BALANCE AT
 MARCH 31, 1994 ... 23,771,729    2,378,000     163,746,000    (53,101,000)    (1,356,000)  (5,985,000)    (2,711,000)  102,971,000
                    ----------    ---------     -----------    ------------    -----------  -----------    -----------  ------------
Exercise of stock
 options and employee
 stock plan .......    173,264       16,000       2,913,000                                                               2,929,000
Amortization of
 restricted stock                                                                 504,000                                   504,000
Hogan dividend                                                  (2,443,000)                                              (2,443,000)
Cancellation of
 stock subscription     (4,095)                     (80,000)                                                                (80,000)
Issuance of treasury
 shares ...........                                  (6,000)                                     3,000                       (3,000)
Translation adjustment                                             926,000                                                  926,000
Repayment of
 notes receivable                                                                                          1,659,000      1,659,000
Net income for the year                                         32,498,000                                               32,498,000
                    ----------    ---------     -----------    ------------      ---------  -----------    -----------  ------------
BALANCE AT
 MARCH 31, 1995 ... 23,940,898    2,394,000     166,573,000    (22,120,000)      (852,000)  (5,982,000)    (1,052,000)  138,961,000
                    ----------    ---------     -----------    ------------      ---------  -----------    -----------  ------------



Granting of restricted
 stock, net of
 amortization
 of $445,000 ......      5,228        1,000         199,000                       245,000                                   445,000
Exercise of stock
 options and employee
 stock plan .......    491,112       49,000       9,458,000                                                (3,888,000)    5,619,000
Retirement of
 treasury shares ..   (216,751)     (22,000)     (5,826,000)                                 5,848,000                           --
Translation adjustment,
 cumulative loss
 of $6,675,000 ....                                             (1,396,000)                                   (28,000)   (1,424,000)
Repayment of
 notes receivable                                                                                             103,000       103,000
Net loss for the year                                          (32,261,000)                                             (32,261,000)
                    ----------   ----------    ------------   -------------     ----------   ----------   ------------  ------------
BALANCE AT
 MARCH 31, 1996 ... 24,220,487   $2,422,000    $170,404,000   $(55,777,000)     $(607,000)   $(134,000)   $(4,865,000)  $111,443,000
                    ==========   ==========    ============   =============     ==========   ==========   ============  ============

            The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          THE CONTINUUM COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     The consolidated financial statements include the accounts of The Continuum Company, Inc. (the "Company") and its subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

DESCRIPTION OF BUSINESS

     The Company's revenues are principally derived from providing outsourcing services, including third party administrative services, to the financial services industry, licensing sophisticated financial services software systems, and providing related software development, installation, customization, enhancement, and maintenance services.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, in particular estimates of anticipated contract costs utilized in the revenue recognition process, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign operations are translated into United States dollars using exchange rates prevailing at the balance sheet date. Income and expense accounts are translated at the average exchange rate for the year. Resulting translation adjustments are included in retained earnings. Transaction gains or losses, including those arising from intercompany transactions, which are not material, are included in marketing and administration expenses of the period in which they occur.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and include amounts recorded under capital leases. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives utilized range primarily from two to forty years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the term of the related leases and such amortization is included in depreciation and amortization of property and equipment.

SOFTWARE SYSTEMS

     Purchased software systems are recorded at cost and are amortized over their estimated economic lives of three to five years. Costs of internally developed software systems incurred subsequent to establishing technological feasibility are capitalized. Amortization of internally developed or acquired software systems is provided on a product by product basis at the greater of amortization based on the estimated revenues of the products or the straight-line amortization over the estimated economic lives of the products, generally ten years. At March 31, 1996, the Company's principal software systems have remaining estimated economic lives of four to ten years.

     Hogan capitalized internally developed software in fiscal 1996, 1995 and 1994 of $5,618,000, $13,170,000 and $17,171,000, respectively. Amortization of capitalized internally developed software in fiscal 1996, 1995 and 1994 was $5,821,000, $2,155,000 and $641,000, respectively. Amortization of all software systems for the years ended March 31, 1996, 1995 and 1994 was $10,833,000, $6,429,000 and $7,105,000, respectively, and is included in service expenses.

     In March 1996, $20,200,000 of capitalized software was written off to reflect a decline in net realizable value associated primarily with changes in market conditions and changes in business strategy relating to the Company's banking products.

RESEARCH AND DEVELOPMENT

     Research and development costs, including software development costs incurred prior to technological feasibility, are expensed as incurred. A substantial portion of the Company's research and development is fully or partially funded by customers through various programs, including product support and shared-cost arrangements. Costs totaled $94,981,000, $67,067,000 and $62,744,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively, and are included in service expenses. Revenues derived from customer-related research and development are included in service revenues.

GOODWILL

     Goodwill represents the excess of the purchase price of acquired business over the fair value of the identifiable net assets acquired and is amortized on a straight-line basis over the expected period of benefit, generally twenty years. Amortization of goodwill for the fiscal years ended March 31, 1996, 1995, and 1994 was $1,708,000, $853,000 and $578,000, respectively, and is included in marketing and administration expenses.

RECOGNITION OF REVENUE

     Service revenues including outsourcing services, systems installations, computer processing, education, consulting, and development and enhancements under product support, shared-costs, and other arrangements are recognized as the services are performed, or upon the completion of specific contractual events, or based on an estimated percentage of completion as work progresses. Projected losses, if any, are recognized when they become identified. Service revenues under maintenance contracts are recognized pro rata over the life of the contracts.

     Software systems license revenue is recognized when the license is not cancelable, the software has been delivered, collectibility of the license fee is assured, and no significant future obligation exists. Revenues are recorded net of royalties. Where customer acceptance is subject to significant future events, revenue is deferred. Revenue from significant software development contracts is recognized based on an estimated percentage of completion as the work progresses. Projected losses, if any, are recognized when they become identified.

     Deferred  revenue  consists  primarily of advances on certain  software and
installation   contracts  and  payments  in  excess  of  revenue  recognized  on maintenance and development contracts.

EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average of common shares outstanding during the period. Common Stock equivalents have been excluded in the year ended March 31, 1996 because the Company reflected a loss for the year. Common Stock equivalents were excluded in the previous year due to immateriality.

CASH EQUIVALENTS

     All highly liquid investments with an original maturity of less than three months are classified as cash equivalents.

RECLASSIFICATIONS

     For comparative purposes, certain reclassifications have been made to amounts presented for fiscal years prior to 1996.

INCOME TAXES

     Effective April 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes at the rates expected to be in effect when the deferred taxes are realized.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company will adopt Statement No. 121 in fiscal 1997 and, based on current circumstances, does not expect a material impact to the Company's results of operations or financial position.

     In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. The Company must adopt the provisions of Statement No. 123 during the year ended March 31, 1997. The Company continues to evaluate the provisions of the statement and has not determined whether it will adopt the Statement for expense recognition purposes.

NOTE 2:   ACQUISITIONS

RA GROUP LIMITED

     On May 3, 1995, the Company acquired all of the outstanding shares of Ra Group Limited ("Ra") for $10,823,000. A cash payment of $5,423,000 was remitted at closing and the remainder was paid in January 1996. The acquisition was accounted for using the purchase method and, accordingly, the operating results of Ra have been included in the consolidated financial statements from the date of acquisition. Ra's tangible assets, including cash of $2,970,000, were recorded at their fair value of $7,242,000 and Ra's liabilities were recorded at their fair value of $3,965,000. The excess of $7,546,000 was assigned to goodwill. The acquisition did not have a material effect on operations.

SOCS HOLDING

     On December 28, 1995, the Company acquired all of the shares of SOCS Holding ("SOCS"), a Paris-based software and services company, for $37,600,000 in cash. SOCS is the leading provider of insurance application software and related services to the French insurance industry. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of SOCS have been included in the consolidated financial statements from the date of acquisition. SOCS' tangible assets were recorded at their fair value of $11,100,000 and SOCS' liabilities were recorded at their fair value of $17,200,000. The excess of the purchase price over the net assets acquired totaled $43,700,000, with $2,400,000 assigned to purchased software, $15,300,000 assigned to goodwill, and $26,000,000 assigned to purchased research and development which was expensed in connection with the acquisition in fiscal 1996. The acquisition did not have a material effect on operations, except for the effect of the charge for purchased research and development.

HOGAN SYSTEMS, INC.

     On March 15, 1996, the Company acquired all of the outstanding shares of Hogan Systems, Inc. ("Hogan") through the issuance of 4,813,541 shares of the Company's Common Stock on approval by the Company's shareholders at a special meeting held on March 15, 1996. The Company also assumed the outstanding Hogan stock options equivalent to 504,578 options of the Company's Common Stock at an average exercise price of $20.71. Hogan provides integrated software applications and related consulting services to financial institutions worldwide. Hogan is a wholly-owned subsidiary of the Company with operations in Dallas, Texas; Frankfurt, Germany; London, England; and Melbourne, Australia. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of Hogan for all periods presented.

     Components of the results of operations for the year ended March 31, 1996 are as follows (in thousands):

                                                  Restructuring
                        Continuum        Hogan      and other*     Consolidated
                        ---------     ---------    ------------    -------------
 Revenue                $ 414,500     $ 84,966     $       -        $ 499,466

 Net income (loss)      $  34,525     $ (5,062)    $ (61,724)       $ (32,261)

* Includes a charge for purchased research and development of $26,000,000, restructuring and other costs of $50,053,000 and associated tax benefits of $14,329,000.

PAXUS CORPORATION LIMITED

     In August 1993, the Company issued 3,858,552 shares of its Common Stock for all of the outstanding common stock of Paxus Corporation Limited of Sydney, Australia ("Paxus"). Paxus develops and provides information technology and services to the insurance, banking, health care, corporate and government sectors in Australia, New Zealand, Asia, Europe and Canada. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of Paxus for all periods presented.

VANTAGE COMPUTER SYSTEMS, INC.

     On September 30, 1993, the Company acquired all of the outstanding shares of Vantage Computer Systems, Inc. ("Vantage") through the issuance of 4,000,000 shares of the Company's Common Stock (valued at $40,300,000) comprised of 2,939,000 shares issued on September 30, 1993, and 1,061,000 shares issued on approval by the Company's shareholders at a special shareholders meeting held on December 22, 1993. Vantage was a consulting and computer services company with offices in Hartford, Connecticut and Kansas City, Missouri providing computer software and services to the financial services industry.

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the operating results of Vantage have been included in the consolidated financial statements from the date of acquisition. Vantage's tangible assets were recorded at their estimated fair value of $14,293,000, and Vantage's liabilities were recorded at their estimated fair value of $13,599,000. The estimated excess of the purchase price over the net assets acquired totaled $39,606,000, with $8,543,000 assigned to purchased software, $17,255,000 assigned to goodwill, $2,155,000 assigned to deferred taxes, and $15,963,000 assigned to purchased research and development, which was expensed in connection with the acquisition.

NOTE 3:  RESTRUCTURING AND OTHER CHARGES

     In connection with the fiscal 1996 acquisitions discussed in Note 2, the Company effected a plan to integrate, restructure and realign its expanded business to better serve its customers and markets. During the year ended March 31, 1996, the Company charged to expense approximately $50,100,000 in nonrecurring charges. The charges included transaction costs of $9,600,000 and restructuring costs (including the consolidation of facilities and data processing and employee terminations) of $9,800,000. At March 31, 1996, $16,031,000 of restructuring and transaction costs are reflected in accrued restructuring and other current liabilities. In addition, the Company recorded noncash adjustments to the carrying value of certain operating assets of $30,700,000. The adjustments to the carrying value of certain operating assets includes capitalized software of $20,200,000 (see Note 1), allowances for certain receivables of $8,700,000 and other intangibles of $1,800,000.

     During the year ended March 31, 1994, in connection with the acquisitions of Paxus and Vantage, the Company charged to expense approximately $23,700,000 in restructuring charges including $7,000,000 for facilities, $1,500,000 for data center consolidation, $4,200,000 for employee reductions, $8,600,000 for the write-down of certain operating assets and $2,400,000 in other costs. In addition, the Company accrued approximately $8,900,000 for anticipated expenses associated with changes in product strategy.

NOTE 4:  SEGMENTS OF BUSINESS AND GEOGRAPHIC AREA INFORMATION

     The Company is engaged in the development and sale of software systems and in the providing of services relating to such software, focusing primarily on the financial services industry. The Company considers such business activities to constitute a single segment of business.

     A summary of the Company's operations by geographic area follows (in thousands):

                                                                 YEAR ENDED MARCH 31,
                                              -----------------------------------------------------------
                                                  1996                    1995                    1994
                                              -----------            ------------            ------------
Revenue:
     United States
        Domestic ............................ $  214,111              $  176,505             $   100,877
        Export
           Europe ...........................        983                     275                   2,334
           Pacific Rim ......................      1,152                  12,351                  11,907
           Canada and Latin America .........     23,539                  23,596                  14,788
                                              -----------             -----------            ------------
     Total United States ....................    239,785                 212,727                 129,906
     Europe .................................    116,318                  88,440                  94,762
     Pacific Rim ............................    136,924                 111,701                  86,259
     Canada and Latin America ...............      6,439                   3,575                   4,507
                                              -----------             -----------            ------------
           Total ............................ $  499,466              $  416,443             $   315,434
                                              ===========             ===========            ============
Net income (loss):
     United States .......................... $  (40,413)             $   19,646             $   (22,250)
     Europe .................................      3,520                   6,278                   6,008
     Pacific Rim ............................      4,312                   6,380                  (7,624)
     Canada and Latin America ...............        320                     194                     358
                                              -----------             -----------            ------------
           Total ............................ $  (32,261)             $   32,498             $   (23,508)
                                              ===========             ===========            ============
Identifiable assets:
     United States .......................... $  189,025              $  214,455             $   155,867
     Europe .................................    100,607                  44,251                  51,198
     Pacific Rim ............................     49,929                  37,058                  46,642
     Canada and Latin America ...............        720                     617                   3,473
                                              -----------             -----------            ------------
           Total ............................ $  340,281              $  296,381             $   257,180
                                              ===========             ===========            ============

NOTE 5:  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at March 31 consists of the following (in thousands):

                                       1996           1995
                                    ---------      ---------
 Collateralized notes ............. $ 18,379       $ 19,052
 Notes payable ....................    3,500          7,000
 Revolving lines of credit ........    7,001          1,920
 Other obligations ................      314            149
                                    ---------      ---------
                                      29,194         28,121
 Current maturities ...............   (8,031)        (2,742)
                                    ---------      ---------
 Total long-term debt ............. $ 21,163       $ 25,379
                                    =========      =========

     The collateralized notes are secured by a mortgage of real estate and an assignment of the Company's lease of the building for its Austin, Texas headquarters. Principal and interest are paid monthly with a final balloon payment of $16,143,000 due on December 29, 1998. Interest accrues at prime plus 1.5% (9.75% at March 31, 1996 and 10.5% at March 31, 1995).

     The $3,500,000 note payable outstanding at March 31, 1996 consists of borrowings from a customer made in fiscal 1996 in connection with an outsourcing agreement. The note is payable December 31, 2001 and interest accrues at 5% per year. The note payable in fiscal 1995 consists of borrowings from a customer made in fiscal 1995 in connection with an outsourcing services agreement and was repaid in fiscal 1996.

     In December 1995, the Company renewed and increased its $20,000,000 revolving bank line of credit to $60,000,000. The credit line expires on June 22, 1996. Under the terms of the agreement, the Company may borrow funds in U.S. dollars or in optional foreign currencies. U.S. dollar borrowings bear interest at the greater of the bank's prime lending rate or the federal funds rate plus 0.5%. Foreign currency borrowings bear interest at the Eurocurrency rate for selected periods of one, two, or three months plus 1%. Additionally, the agreement requires the Company to obtain approval for paying dividends and to maintain certain minimum financial ratios. As of March 31, 1996, borrowings outstanding in connection with this agreement were $7,001,000. There were no borrowings outstanding in connection with this agreement as of March 31, 1995.

     In March 1995, Hogan entered into a $20,000,000 unsecured revolving line of credit, which expires on June 14, 1996. There were no borrowings outstanding in connection with this agreement as of March 31, 1996. As of March 31, 1995, borrowings outstanding in connection with this agreement were $1,920,000.

     Interest expense, which approximates interest paid, for fiscal years March 31, 1996, 1995 and 1994 was $2,904,000, $2,578,000 and $3,836,000, respectively.

     Maturities of notes payable and long-term debt are as follows (in thousands):

          FISCAL YEAR
          -----------
          1997 .......... $  8,031
          1998 ..........      850
          1999 ..........   16,813
          Thereafter ....    3,500
                          ---------
          Total ......... $ 29,194
                          =========

     The fair value of the Company's note payable and long-term debt at March 31, 1996 approximates their carrying value because substantially all the debt has variable interest rates.

NOTE 6:  COMMITMENTS

     The Company leases a portion of its premises and equipment under terms generally ranging from one to fifteen years with options for renewals for additional periods. A summary of minimum lease commitments at March 31, 1996 that have initial or remaining lease terms in excess of one year follows (in thousands):

                   FISCAL YEAR
                   -----------
                   1997 ................................... $   19,914
                   1998 ...................................     13,292
                   1999 ...................................      9,508
                   2000 ...................................      6,762
                   2001 ...................................      5,670
                   Thereafter .............................     23,432
                                                            -----------
                   Total minimum lease payments ........... $   78,578
                                                            ===========

     Rental expense for all operating leases, including short-term rental agreements, was $36,931,000, $26,410,000 and $25,466,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Leases for some office space provide that the base rent may be increased to cover increased building operating expenses.

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company's customer base includes significant, well-known life and general insurance companies and banks in North America, Europe, Latin America, and the Pacific Rim. Although the Company is directly affected by the financial well-being of the insurance and banking industry, management does not believe significant credit risks exist at March 31, 1996.

     In September 1993, the Company entered into an agreement with a shareholder (the former parent company of Vantage) to purchase data processing services at commercial rates for a period of six years. During fiscal 1996, 1995 and 1994 the Company has incurred expenses of $22,647,000, $15,662,000 and $6,100,000, respectively, for data processing and other consulting services, which are included in service expenses. In addition, in fiscal 1994, the shareholder assumed responsibility for the Company's capital leases of computer equipment and purchased at book value certain of the Company's data processing assets.

     The Company is involved in various lawsuits and is subject to certain contingencies incidental to its business, while the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or operations of the Company.

NOTE 7:  RESEARCH AND DEVELOPMENT VENTURE

     During fiscal 1992, Paxus entered into an agreement with a financial institution to complete the development of a new software application designed for the insurance industry. Paxus licensed core technology to the financial institution and acted as the contractor carrying out the development on behalf of the investor. The agreement was renegotiated in fiscal 1995.

     Prior to the renegotiation, Paxus had the exclusive rights to market the new software application through March 31, 1998. During this period royalties were payable to the financial institution based on each sale and a final royalty payment, regardless of the level of sales achieved, was to be made on March 31, 1998.

     During fiscal 1995, Paxus made payments of $20,963,000. As a result of the renegotiation and reviews of anticipated future obligations, the Company recognized a reduction of service expenses of $2,700,000 and $2,400,000 during the fiscal years ended March 31, 1996 and 1995, respectively. At March 31, 1996, the balance sheet includes in other liabilities approximately $1,200,000 of anticipated future obligations under the agreement.

NOTE 8:  INTANGIBLE ASSETS

     Hogan acquired the marketing and support service rights to Hogan's Integrated Banking Applications software and certain other products in the United States, Canada, Puerto Rico and Latin America from International Business Machines Corporation ("IBM") effective February 1, 1994 (marketing) and March 1, 1994 (maintenance and support). The Company is amortizing the rights over the anticipated periods of benefit of 15 months and 12 years for the maintenance and support and marketing rights, respectively. At March 31, 1996, $4,600,000 of intangible assets is reflected in other assets. Amortization charged to expense for these rights amounted to $540,000 in fiscal 1996 and $864,000 in fiscal 1995.

NOTE 9:  RECEIVABLES

     At March 31, 1996, approximately $6,154,000 of unbilled receivables associated with long-term outsourcing contracts are included in other long-term assets. The Company expects to bill and collect these amounts in fiscal 1998 and 1999.

     The following table summarized the changes in the allowance for doubtful accounts for the three fiscal years ended March 31, 1996:

                                                        1996           1995            1994
                                                      --------       --------        --------
Balance at the beginning of the period .............. $ 1,822        $ 2,855         $ 2,221
   Additions charged to costs and expenses ..........   7,386          1,223           1,424
   Additions charged to other accounts ..............     345            834             226
   Write-off of uncollectible receivables ...........    (214)        (3,090)         (1,016)
                                                      --------       --------        --------
Balance at the end of the period .................... $ 9,339        $ 1,822         $ 2,855
                                                      ========       ========        ========

NOTE 10:  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                             1996            1995           1994
                                                          ---------       --------       ---------
Current:
     Federal and state .................................. $  4,151        $  4,145       $ (3,337)
     Foreign ............................................    8,694           7,295          4,565
                                                          ---------       --------       ---------
     Total current ......................................   12,845          11,440          1,228
                                                          ---------       --------       ---------
Deferred:
     Federal and state ..................................  (11,874)          2,475         (1,025)
     Foreign ............................................   (3,172)            689           (857)
                                                          ---------       --------       ---------
     Total deferred .....................................  (15,046)          3,164         (1,882)
                                                          ---------       --------       ---------
Total provision (benefit) for income taxes .............. $ (2,201)       $ 14,604       $   (654)
                                                          =========       ========       =========


     The differences between the effective tax rate and the U.S. federal statutory rate are reconciled as follows (in thousands):

                                                              1996            1995             1994
                                                           ----------       ---------       ---------
FEDERAL STATUTORY RATE                                         35%             34%              34%
Tax expense (benefit) at the federal statutory rate ...... $ (12,062)       $ 16,015        $ (8,215)
State taxes, net of federal benefit ......................       715           1,298             593
Effect of purchase accounting differences ................       455             445             118
Foreign earnings at various tax rates ....................     2,167           1,776           1,542
Utilization of loss carry-forwards .......................    (4,399)         (5,211)             89
Restructuring and purchased R&D ..........................    10,810              --           6,034
R&D incentives ...........................................        --            (477)           (638)
Other ....................................................       113             758            (177)
                                                           ----------       ---------       ---------
Total provision (benefit) for income taxes ............... $  (2,201)       $ 14,604        $   (654)
                                                           ==========       =========       =========

     Components of the deferred tax assets and deferred tax liabilities as of March 31 consisted of the following (in thousands):

                                                              1996            1995            1994
                                                            ---------       ---------       ---------
Deferred tax liabilities
      Capitalization of software .......................... $  5,133        $ 13,596        $ 10,047
      Prepaids, deferred charges and other ................    8,064           7,072           1,830
                                                            ---------       ---------       ---------
      Total deferred tax liabilities ......................   13,197          20,668          11,877
                                                            ---------       ---------       ---------
Deferred tax assets
      Restructuring accrual ...............................    6,639             930           3,896
      R&D venture .........................................    2,371           4,164           3,474
      Property plant and equipment ........................    3,800           1,825           2,301
      Accrued liabilities .................................    3,761           7,697           5,475
      Deferred revenue ....................................    5,581             658             267
      Tax loss and credit carry-forwards ..................    5,999          12,935          18,673
      Valuation allowance .................................   (3,594)        (10,922)        (21,042)
                                                            ---------       ---------       ---------
      Total deferred tax assets ...........................   24,557          17,287          13,044
                                                            ---------       ---------       ---------
Net deferred tax assets (liabilities) ..................... $ 11,360        $ (3,381)       $  1,167
                                                            =========       =========       =========


     The $7,328,000 and $10,120,000 decrease in the valuation allowance in fiscal 1996 and 1995, respectively, relates to the utilization of foreign tax loss carry-forwards and management's assessment of the adequacy of the allowance. The $1,134,000 increase in valuation allowance in fiscal 1994 relates primarily to additional foreign tax loss carry-forwards.

     At March 31, 1996 and 1995 long-term deferred tax assets of approximately $2,067,000, and $935,000, respectively, are presented with other (non-current) assets. Current deferred tax liabilities at March 31, 1996 and 1995, presented with other current liabilities, are approximately $1,403,000 and $390,000, respectively.

     At March 31, 1996, the Company had approximately $2,846,000 of foreign tax operating loss carry-forwards. Approximately $1,798,000 of the tax net operating loss carry-forwards are available indefinitely; the remaining $1,048,000 expire beginning in fiscal 1997. These carry-forwards are subject to various foreign rules which may restrict their utilization in future periods. As of March 31, 1996, the Company had approximately $4,876,000 of U.S. research and development credits, which expire beginning in 1997. These credits are subject to separate return and change of ownership limitations. The Company also has foreign capital loss carry-forwards. The utilization of these carry-forwards is doubtful because they are available only to offset capital gains.

     Deferred federal and foreign taxes are not provided on approximately $32,134,000 of unremitted earnings of foreign subsidiaries as the earnings are intended to be indefinitely reinvested. Under existing law, these earnings will not be subject to U.S. tax until distributed as dividends. Any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on the dividend distributions. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

     Income tax payments, net of any refunds, made during the fiscal years ended March 31, 1996, 1995 and 1994 were approximately $5,486,000, $4,591,000 and
$3,804,000, respectively.

     At March 31, 1996, various income tax returns for prior years were under examination by respective tax authorities. The Company does not expect material adjustments from these examinations.

NOTE 11:  INCENTIVE AND BENEFIT PLANS

     The Company has a defined contribution employee retirement plan covering substantially all U.S. employees. Contributions made pursuant to such plan are calculated on the basis of the greater of a portion of employee compensation or a portion of the income before taxes of the Company. Employee retirement plan expense was $1,825,000, $2,107,000 and $1,564,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. The Company does not provide benefits other than pensions to retired employees.

     The Company has a restricted stock and bonus plan for granting awards of Common Stock to key employees subject to certain forfeiture restrictions and for paying them cash bonuses coincident with such grants. The plan provides for the issuance of up to 200,000 shares of which an aggregate of 162,828 shares net of forfeiture were outstanding at March 31, 1996. Vesting occurs ratably over five years from the grant date. Amortization of the unearned compensation was $683,000, $755,000, and $748,000 for the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Cash bonuses of $211,000, $77,000 and $332,000 were paid during the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Tax deductions associated with the awards of Common Stock result in the Company receiving current federal tax reductions approximating the cash bonuses paid.

     The Company has a deferred compensation incentive plan to provide deferred compensation to a limited number of executive officers of the Company in the event that certain goals are attained as to pretax income amounts. Amounts credited to participants do not vest for one year, at which time vesting and payment occur at the rate of 25% per year. Deferred compensation awarded in fiscal year 1996 and 1995 was $1,645,000 and $1,062,000, respectively.

     Prior to its acquisition, Paxus sold common stock to employees and directors in exchange for non-interest-bearing notes secured by the shares. Payments received in fiscal 1996, 1995 and 1994 were $103,000, $1,659,000 and $487,000, respectively. The notes are classified as a reduction of stockholders' equity.

     In November 1995, Hogan received recourse notes related to the exercise of Hogan stock options totaling $3,888,000 from certain officers of Hogan. These notes are also secured by shares of the Company's Common Stock and are classified as a reduction of stockholders' equity.

     The Company has a number of Stock Option plans which provide for the granting of options to directors, officers and key employees to purchase, after a certain period of time, shares of the Company's Common Stock. As a result of the acquisition of Hogan, the Company assumed the outstanding Hogan stock options equivalent to 504,578 options of the Company's Common Stock at an average exercise price of $20.71.

     The maximum number of shares of the Company's Common Stock that will be issued under all stock option plans is 3,478,990. In fiscal 1994 the Company issued an option to purchase 200,000 shares of Common Stock at $25 per share exercisable from October 1995 through September 1998.

     Total option activity for the three fiscal years ended March 31, 1996, was as follows:

                                                         Number of
                                                           Shares                  Prices $
                                                         ----------           ---------------
          Outstanding March 31, 1993 ................... 1,563,439             3.00  -  32.94
          Granted ......................................   992,030            15.38  -  35.32
          Exercised ....................................  (391,825)            4.54  -  21.83
          Expired ......................................  (157,020)           11.51  -  22.62
                                                         ----------
          Outstanding March 31, 1994 ................... 2,006,624             3.00  -  35.32
          Granted ......................................   761,872            12.00  -  26.25
          Exercised ....................................  (101,535)            4.54  -  30.56
          Expired ......................................   (64,226)           11.51  -  35.32
                                                         ----------
          Outstanding March 31, 1995 ................... 2,602,735             3.00  -  35.32
          Granted ...................................... 1,139,900            30.00  -  41.88
          Exercised ....................................  (410,729)            4.75  -  35.32
          Expired ......................................   (21,560)           12.00  -  35.32
                                                         ----------
          Outstanding March 31, 1996 ................... 3,310,346             3.00  -  41.88
                                                         ==========
          Exercisable March 31, 1996 ................... 1,239,159             3.00  -  26.25
                                                         ==========

     At March 31, 1996 and 1995, 168,644 and 787,411 shares of Common Stock, respectively, were available for grant under the stock option plans discussed above.

     In addition, the Company has an Employee Stock Purchase Plan which provides for the purchase of up to 300,000 shares of Common Stock by employees of the Company. Substantially all employees are eligible to participate subject to certain limitations. The plan provides for the semi-annual purchase of shares of Common Stock at 85% of the lower of the fair market value of the Company's Common Stock on the first or last day of the offering period. In fiscal years 1996, 1995 and 1994, employees purchased 80,383, 71,834 and 33,270 shares of
Common Stock, respectively, with net proceeds of $2,172,000, $1,208,000 and $502,000, respectively.

NOTE 12:  SHAREHOLDERS' EQUITY

     During fiscal 1994, Hogan repurchased 688,772 shares of Hogan stock, equivalent to 216,963 shares of Continuum stock, from IBM for $5,855,000. These shares were retired in fiscal 1996.

NOTE 13:  QUARTERLY RESULTS (UNAUDITED)

     The Company's unaudited quarterly results for the fiscal years ended March 31, 1996 and 1995 include the results of Hogan Systems, Inc. for all periods presented. The quarterly results for fiscal 1996 have been restated to reflect adjustments to conform the accounting practices of Hogan. The quarterly results are as follows (in thousands, except per share amounts):

FISCAL 1996                                   MARCH 31      DEC 31       SEP 30      JUNE 30
-----------                                  ----------   ----------   ---------    ---------
Revenue .................................... $ 132,114    $ 126,570    $ 124,204    $ 116,578
Expenses ...................................   179,221      139,077      110,857      104,773
Net income (loss) ..........................   (33,410)     (16,291)       9,216        8,224
Earnings (loss) per common share ...........     (1.38)       (0.68)        0.37         0.33


FISCAL 1995                                   MARCH 31      DEC 31       SEP 30       JUNE 30
-----------                                  ----------   ----------   ---------    ---------
Revenue .................................... $ 119,921    $ 102,879    $ 100,498    $  93,145
Expenses ...................................   103,461       92,541       88,872       84,467
Net income .................................    12,042        7,155        7,621        5,680
Earnings per common share ..................      0.51         0.30         0.32         0.24


NOTE 14:  PROPOSED MERGER

     On April 29, 1996, the Company announced it had signed an Agreement and Plan of Merger with Computer Sciences Corporation ("CSC") based in El Segundo, California, and a wholly owned subsidiary of CSC. Shareholders of the Company will receive 0.79 shares of CSC stock for each share of the Company's Common Stock if the merger, which is subject to customary conditions including shareholder and regulatory approvals, is consummated. The merger is expected to be consummated during the summer of 1996.

                                                                     EXHIBIT 3.2

                                AMENDMENT TO THE
                                COMPANY'S BYLAWS

                             ADOPTED JULY 19, 1994

                  RESOLVED,  that the  Section  3.2 of the  Company's  Bylaws be amended in its entirety as follows:

              Section 3.2 Number and Term. The number of directors shall be set by resolution of the Board of Directors and may be increased or decreased (provided such decrease does not shorten the term of any incumbent director) from time to time by resolution; provided, however, that the number of directors shall never be less than three (3) nor more than ten (10). Directors need not be Stockholders. No decrease in the number of directors shall have the effect of shortening the term of office of any incumbent director. Directors shall be elected by the Stockholders at each annual meeting. Unless removed in accordance with the provisions of these Bylaws or the Certificate of Incorporation, each director shall hold office until the next annual meeting of Stockholders and until his successor shall have been elected and qualified.

                                                                   EXHIBIT 10.10

                      NONQUALIFIED STOCK OPTION AGREEMENT

     The Continuum Company, Inc. a Delaware corporation (the "Company"), and MICHAEL H. ANDERSON (the "Employee") make this Agreement as of the 1st day of April, 1996 (the "Grant Date") by affording Employee the opportunity to purchase shares of common stock of the Company ("Stock").

     1. GRANT OF OPTION. The Company grants Employee the option ("Option") to purchase all or any part of an aggregate of 100,000 shares of Stock, subject to the vesting schedule stated in Section 3 and to the other terms and conditions of this Agreement. This Option shall not be treated as an incentive stock option within the meaning of section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code").

     2. PURCHASE PRICE. The purchase price of Stock purchased pursuant to the exercise of this Option shall be $42.50 per share.

     3. EXERCISE OF OPTION. This Option shall vest (i.e. become exercisable) as to fifty thousand (50,000) shares of Stock on the first anniversary of the Grant Date and fifty thousand (50,000) shares on the second anniversary, provided Employee remains an employee of the Company. However, if the closing price of Stock, as quoted on the New York Stock Exchange, is equal to or greater than $70.00 per share for any twenty-two consecutive trading days during the term of this Option Agreement, the Option shall become immediately exercisable as to one-half of the then unvested portion, and the remaining unvested Stock shall continue to vest at the rate of fifty percent (50%) of the number of shares of Stock stated in Section 1 above on each anniversary of the Grant Date until the Option is fully vested. If the closing price of Stock, as quoted on the New York Stock Exchange, is equal to or greater than $85.00 per share for any twenty-two consecutive trading days during the term of this Option Agreement, the Option shall become immediately exercisable in full. The acceleration rights stated in this Section shall lapse if not invoked prior to any termination of Employee's employment, including a termination due to disability or retirement (as defined below).

     Employee may not transfer this Option except by will or by the laws of descent and distribution. Only Employee may exercise this Option during Employee's lifetime.

     This Option may be exercised only while Employee remains an employee of the Company and will terminate and cease to be exercisable immediately upon Employee's termination of employment with the Company, except that:

     (a) If Employee's employment with the Company terminates by reason of disability (as used herein, disability shall be within the meaning of Section 22(e)(3) of the Code), unless Employee requests acceleration as provided in (c) below, the Option will continue to become exercisable as if Employee remained employed by the Company; provided, however, that the Option shall expire immediately in the event that Employee participates within the United States as an employee, agent, or consultant, in any enterprise that develops or markets computer software or computer related services to any industry served by the Company if the software or services developed or marketed by such enterprise serve, for the end user, any of the functions served by the Company's software or services (excluding any of the Company's software or services for which Employee has had no material access to confidential information and no material participation in marketing, development, or delivery), or software or services (excluding any of the Company's software of services for which Employee has had no material access to confidential information and no material participation in marketing development, or delivery) that, to Employee's knowledge, the Company is actively planning to develop or market (collectively referred to herein as "Restricted Activities").

     (b) If Employee's employment with the Company terminates by reason of retirement (meaning voluntary termination after age 60 years), the Option will continue to become exercisable as if Employee remained employed by the Company; provided, however, that the Option shall expire immediately in the event that Employee engages in any of the Restricted Activities.

     (c) In the event of Employee's disability (as defined above), Employee has the right to request in writing that all of the unvested portion of the Option immediately vest as of the date of disability. The request must be made during a period of disability. Immediate acceleration of any unvested Option would be contingent upon Employee agreeing in writing that, until the tenth anniversary of the Grant Date, Employee will not participate in any of the Restricted Activities. In the event that Employee does participate in a Restricted Activity within ten years of the Grant Date, then Employee agrees to immediately pay to the Company an amount equal to the fair market value, as of the date of disability, of the number of shares of Stock underlying the portion of the Option in which vesting was accelerated under this provision. The fair market value of such Stock shall equal the closing price of the Stock as of the date of disability less the Option exercise price.

     (d) If Employee dies while in the employ of the Company, this Option shall become exercisable as of the date of death in full (less the number of shares for which this Option has been exercised before death), and Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee may exercise this Option at any time until the first anniversary of the date of death.

     (e) If Employee's employment with the Company is terminated (which for purposes of this 3(e) shall include any voluntary or involuntary termination of employment following either a material reduction in the Employee's compensation or a material reduction in the Employee's duties or responsibilities) by the Company other than for "cause" (as defined in 3(f) below) within two years after a "change in control" (as defined below) of the Company, this Option shall become exercisable as of the date of such termination in full (less the number of shares for which this Option has been exercised before such termination), and Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) may exercise this Option at any time until the tenth anniversary of the Grant Date. "Change of Control" shall mean and shall be deemed to have taken place if
     (i) any third person or entity other than DST Systems, Inc., including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934 (together with all persons or entities controlling, controlled by or under common control with such person, entity or group), purchases or, as a result of a tender offer, exchange offer, merger, consolidation, or other transaction acquires, beneficial ownership or control (including, without limitation, the power to vote) of shares of capital stock of the Company having thirty percent (30%) or more of the number of votes that may be cast for the election of directors of the Company or (ii) as a result of, or in connection with a contested election for directors, a number of directors equal to a majority of the Board of Directors of the Company before such election cease to be members of the Board of Directors of the Company. In the case of DST Systems, Inc., a "Change of Control" shall be deemed to have taken place if DST Systems, Inc. (together with all persons or entities controlling, controlled by or under common control with DST Systems, Inc.) purchases or, as a result of a tender offer, exchange offer, merger, consolidation, or other transaction acquires, beneficial ownership or control (including, without limitation, the power to vote) of shares of capital stock of the Company having thirty-two percent (32%) or more of the number of votes that may be cast for the election of directors of the Company. The date of occurrence of a "Change of Control" shall mean the date of occurrence of the specified event constituting such "Change of Control." If more than one event constituting a "Change of Control" occurs, the date of the "Change of Control" for purposes of the Plan shall be the first to occur of such events.

     (f) If Employee's employment with the Company terminates for any reason other than as described in (a) - (e) above, this Option may be exercised by Employee at any time during the period of three (3) months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one (1) year following Employee's death if Employee dies during such three-month period. This exception shall not apply if Employee voluntarily terminates without the written consent of the Company or is terminated for cause. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

     This Option shall not be exercisable in any event after the tenth anniversary of the Grant Date. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise in cash (including check, bank draft or money order payable to the order of the Company). Employee must exercise its Option as to whole shares of Stock; no fraction of a share of Stock shall be issued by the Company upon exercise of an Option. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

     4. WITHHOLDING OF TAX. If the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results in compensation income to Employee for federal or state income tax purposes, Employee shall pay to the Company at the time of such exercise or disposition such amount as the Company may require to meet its withholding obligation arising from such income under applicable tax laws, regulations, or rulings.

     5. STATUS OF STOCK. The Company intends to register for issuance under the Securities Act of 1933, as amended (the "Act") the shares of Stock acquirable upon exercise of this Option, and to keep such registration effective throughout the period this Option is exercisable. In the absence of such effective registration or an available exemption from registration under the Act, issuance of shares of Stock acquirable upon exercise of this Option will be delayed until registration of such shares is effective or an exemption from registration under the Act is available. The Company intends to use its best efforts to ensure that no such delay will occur. In the event exemption from registration under the Act is available upon an exercise of this Option, Employee (or the person permitted to exercise this Option in the event of Employee's death or incapacity), if requested by the Company to do so, will execute and deliver to the Company in writing an agreement containing such provisions as the Company may require to assure compliance with applicable securities laws.

     Employee agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state. Employee also agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Committee (as defined in the Plan) deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law, and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of the shares of Stock purchased under this Option.

     6. EMPLOYMENT RELATIONSHIP. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Committee, and its determination shall be final.

     7. NON-COMPETITION. Employee agrees that for a period of twelve (12) months following any termination of Employee's employment with the Company (and for such longer period as may be applicable under any provision of Section 3 hereof), Employee shall not engage in any Restricted Activity.

     8. RECAPITALIZATION OR REORGANIZATION. (a) The existence of this Option shall not affect in any way the right or power of the Board of Directors (the "Board") or the shareholders of the Company to make or authorize any adjustment, recapitalization, reorganization, or other change in the Company's capital structure or its business, any merger or consolidation of the Company, any issue of debt or equity securities ahead of or affecting Stock or the rights thereof, the dissolution or liquidation of the Company or any sale, lease, exchange or other disposition of all or any part of its assets or business or any other corporate act or proceeding.

     (b) The shares with respect to which this Option is granted are shares of Stock as presently constituted, but if, and whenever prior to the expiration of the Option, the Company shall effect a subdivision or consolidation of shares of Stock or the payment of a stock dividend on Stock without receipt of consideration by the Company, the number of shares of Stock with respect to which this Option may thereafter be exercised (i) in the event of an increase in the number of outstanding shares shall be proportionately increased, and the purchase price per share shall be proportionately reduced, and (ii) in the event of a reduction in the number of outstanding shares shall be proportionately reduced, and the purchase price per share shall be proportionately increased.

     (c) In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, this Option shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that Employee shall have the right to exercise this Option as to all of the Stock underlying this Option, including shares of Stock as to which the Option would not otherwise be exercisable. If the Board makes this Option fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify Employee that this Option shall be fully exercisable for a period of sixty (60) days from the date of such notice, and this Option will terminate upon the expiration of such period.

     (d) Except as herein before expressly provided, the issuance by the Company of shares of Stock of any class or securities convertible into shares of Stock of any class for cash, property, labor or services, upon direct sale, upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares of obligations of the Company convertible into such shares or other securities, and in any case whether or not for fair value, shall not affect and no adjustment by reason thereof shall be made with respect to, the number of shares of Stock subject to this Option or the purchase price per share.

     9. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of any successors to the Company and all persons lawfully claiming under Employee.

     10. GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Texas.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.

                                              THE CONTINUUM COMPANY, INC.

                                              By:

                                              Employee: Michael H. Anderson

                                                                  EXHIBIT 10.13





The Company paid to Edward C. Stanton, III a fee of $75,000 for corporate finance and merger consulting services rendered by him to the Company from November 1995 to March 1996.

                                                                    EXHIBIT 21.1

                                  SUBSIDIARIES

     Each of the following is a subsidiary of The Continuum Company, Inc., having been incorporated in the indicated jurisdiction.

SUBSIDIARY                                                                 PLACE OF INCORPORATION

Alliance-One Services, L.P. .............................................  Delaware, U.S.A. limited partnership
C.I.D. (Australia) Pty. Ltd. ............................................  New South Wales, Australia
CAPSCO Pty Limited ......................................................  South Australia, Australia
CAPSCO-SA (Pty) Limited .................................................  South Africa
CBDIS S.A. ..............................................................  France
Computations Australia Pacific Limited ..................................  New South Wales, Australia
Computations Computer Unit Trust ........................................  Australia
Computations Computers Pty Ltd. .........................................  New South Wales, Australia
Computations Financial Systems Ltd. .....................................  New South Wales, Australia
Computations Insurance Systems Ltd. .....................................  New South Wales, Australia
Computations International Insurance Systems Ltd. .......................  New South Wales, Australia
Computations People Ltd. ................................................  New South Wales, Australia
Computations Services (M) Sdn. Bhd. .....................................  Malaysia
Computer Installations Development (Australia) Pty Limited ..............  New South Wales, Australia
Continuum (Australia) Holdings Limited ..................................  Delaware, U.S.A.
Continuum (Deutschland) GmbH ............................................  Germany
Continuum (Europe) Limited ..............................................  UK
Continuum (Hong Kong) Limited ...........................................  Hong Kong
Continuum (Ireland) Limited .............................................  Ireland
Continuum (NZ) Limited ..................................................  Auckland, New Zealand
Continuum (SICS) A/S ....................................................  Norway
Continuum (Twyford) Limited .............................................  UK
Continuum (UK) Holdings Limited .........................................  UK
Continuum Arboretum, Limited ............................................  Texas, U.S.A. limited partnership
Continuum Australia Limited .............................................  New South Wales, Australia
Continuum Canada Inc. ...................................................  Canada
Continuum Company Limited ...............................................  UK
Continuum Corporation Limited ...........................................  UK
Continuum Direct Limited ................................................  UK
Continuum Europe B.V. ...................................................  Netherlands
Continuum France Sarl ...................................................  France
Continuum Information Services (Hong Kong) Limited ......................  Hong Kong
Continuum Interest, Inc. ................................................  Delaware, U.S.A.
Continuum New TPA Corporation ...........................................  Delaware, U.S.A.
Continuum Ra Group Limited ..............................................  UK
Continuum Real Estate Holdings, Inc. ....................................  Texas, U.S.A.
Continuum Research Syndicate No. 1 Pty Ltd. .............................  New South Wales, Australia
Continuum Services B.V. .................................................  Netherlands
Continuum SICS S.A. .....................................................  Belgium
Continuum SOCS Development SAS ..........................................  France
Continuum Software Europe Limited .......................................  UK
Continuum Software Services (Singapore) Pte. Limited ....................  Singapore

Continuum Software UK Limited ...........................................  UK
Continuum Systems Research, Inc. ........................................  Texas, U.S.A.
DATASOCS SARL ...........................................................  France
Fides Software Limited ..................................................  UK
Hogan Services (Proprietary) Limited ....................................  South Africa
Hogan Systems (UK) Limited ..............................................  UK
Hogan Systems GmbH ......................................................  Germany
Hogan Systems Pty. Ltd. .................................................  New South Wales, Australia
Hogan Systems, Inc. .....................................................  Delaware, U.S.A.
Hyperion S.A. ...........................................................  France
Idaps (UK) Limited ......................................................  UK
Idaps Australia Finance NV ..............................................  Netherlands Antilles
Idaps Information Service Limited .......................................  Auckland, New Zealand
Idaps International Limited .............................................  Hong Kong
Idaps Investments Pty Ltd ...............................................  Australian Capital Territory, Australia
Idaps Pty Ltd ...........................................................  New South Wales, Australia
INSCOM International Limited ............................................  Hong Kong
Insurance Software & Systems (Services) Limited .........................  UK
Key Choice Independent Financial Services Limited .......................  UK
Key Choice Insurance Marketing Limited ..................................  UK
North Park Computer Services Limited ....................................  UK
Parallax S.A. ...........................................................  France
Paxus Australia Pty Limited .............................................  Victoria, Australia
Paxus Broker Services Ltd ...............................................  New South Wales, Australia
Paxus Comnet Pty. Limited ...............................................  Australian Capital Territory, Australia
Paxus Computer Services Pty Ltd .........................................  New South Wales, Australia
Paxus Corporate Services Limited ........................................  Auckland, New Zealand
Paxus Corporation Limited ...............................................  New South Wales, Australia
Paxus Corporation Limited ...............................................  Auckland, New Zealand
Paxus Financial R&D Pty Limited .........................................  Victoria, Australia
Paxus Financial Systems Pty. Limited ....................................  New South Wales, Australia
Paxus Financial Systems SA ..............................................  South Africa
Paxus Information Services (Australia) Pty Limited ......................  New South Wales, Australia
Paxus Information Services Corporation ..................................  Delaware, U.S.A.
Paxus Information Services Netherlands B.V. .............................  Netherlands
Paxus Investments Pty Limited ...........................................  New South Wales, Australia
Paxus Marketing Pty Limited .............................................  New South Wales, Australia
Paxus N.V. ..............................................................  Netherlands Antilles
Paxus Professional Systems Limited ......................................  UK
Paxus Research & Development Limited ....................................  Auckland, New Zealand
Policyholder Service Corporation ........................................  Delaware, U.S.A.
Ra Financial Systems Limited ............................................  UK
Reveille Holdings SDN Berhad ............................................  Malaysia
SANZ Pty Limited ........................................................  New South Wales, Australia
SOCS Associes S.A. ......................................................  France
SOCS Gestion S.A. .......................................................  France
SOCS Groupe S.A. ........................................................  France
SOCS NTI SARL ...........................................................  France
SOCS S.A. ...............................................................  France
SOFADEC SARL ............................................................  France
Spetchley Pty. Ltd. .....................................................  Australian Capital Territory, Australia
The Continuum Company (Japan), Ltd. .....................................  Delaware, U.S.A.
The Continuum Company, Ltd. .............................................  Canada
Vantage P & C Systems, Inc. .............................................  Texas, U.S.A.




                                       S-9

                                                                    EXHIBIT 23.1



                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the following  Registration
Statements:  Form S-4 (No.  33-65405)  and Form S-8  (Nos.  33-57870,  33-41965,
33-41140,  33-57876,  33-68748,  33-85904,  33-81342, and 33-01791);  and in the
related Prospectuses of our report dated May 1, 1996, with respect to the consolidated financial statements of The Continuum Company, Inc. included in this Annual Report (Form 10-K) for the three years in the period ended March 31, 1996.




                                                               ERNST & YOUNG LLP


Austin, Texas
May 16, 1996

                                                                    EXHIBIT 23.2





                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the use of our report dated April 21, 1995, relating to the financial statements of Hogan Systems, Inc. and subsidiaries, which appears on page F-3 of this Annual Report on Form 10-K for The Continuum Company, Inc. for the fiscal year ended March 31, 1996, which Form 10-K we understand has in turn been incorporated by reference into The Continuum Company, Inc. previously filed Registration Statements on Form S-4 (No. 33-65405) and Form S-8 (Nos. 33-57870, 33-41965, 33-41140, 33-57876, 33-68748, 33-85904, 33-81342, and 33-01791).



PRICE WATERHOUSE LLP

Dallas, Texas
May 14, 1996