Form 10-K/A
period 1996-03-31
CONTINUUM CO INC
filed 1996-06-05
CIK 96608

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K/A

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




                                    PART III

Part III is amended and restated in its entirety to reflect the following:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The  following  table  sets  forth  a  brief  description  of the  business
experience,   including  the  present   principal   occupation, of  one  of  the
registrant's directors, and the year such person first became a director.

                     OFFICES HELD WITH THE                             DIRECTOR
                     REGISTRANT AND BUSINESS                            OF THE
                     EXPERIENCE DURING THE                            REGISTRANT
     NAME            PRECEDING FIVE YEARS                   AGE          SINCE
- ---------------      --------------------------------       ---       ----------
W. Michael Long      Chief Executive Officer
                     and President of the
                     registrant (July 1991 to
                     present); President and
                     Chief Operating Officer
                     of the registrant (to July 1991)        43           1983

     The Company will file with the Securities and Exchange Commission not later than 120 days after March 31, 1996, the further information required by this item with respect to officers and directors in an amendment to this Report or pursuant to Regulation 14A in a definitive Proxy Statement involving the election of directors. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows certain compensation information for the registrant's Chief Executive Officer for each of the fiscal years ended March 31, 1996, 1995, and 1994.

                                                                           LONG-TERM COMPENSATION
                                   ANNUAL COMPENSATION                     ----------------------
                                   -------------------                             AWARDS
                                                                                   ------
                                                                                         SECURITIES
                                                      OTHER                                 UNDER-            ALL
                                                      ANNUAL                                LYING            OTHER
 NAME AND                                             COMPEN-              RESTRICTED       STOCK            COMPEN-
 PRINCIPAL                  SALARY         BONUS      SATION(1)             STOCK(2)       OPTIONS           SATION(3)
 POSITION        YEAR        ($)            ($)         ($)                   ($)            (#)               ($)
- ------------     ----      --------      --------     -------               ---------      -------           --------

W.M. Long        1996      357,083       548,000           --                    --         80,000            400,251
 Chief           1995      318,750       300,000           --                    --        100,000            181,425
 Executive       1994      247,917       150,000       49,172                75,000        100,000              7,959
 Officer

(1) All amounts in this column represent payments made directly to tax authorities on behalf of Mr. Long when granted a restricted stock award under the registrant's 1990 Restricted Stock and Bonus Plan in an amount substantially sufficient to offset his income tax liabilities resulting from the award.

(2) The restricted stock awards were made pursuant to the registrant's 1990 Restricted Stock and Bonus Plan. All shares awarded are subject to a five-year vesting period, commencing one year after grant. During the restriction period, dividends, if any, are paid on the shares awarded. The total number of unvested restricted stock holdings for Mr. Long was $7,600 at a fair market value as of March 31, 1996, of $316,350.

(3) The amount reported in this column for the year 1994 represent contributions by the registrant on behalf of Mr. Long to the registrant's defined contribution retirement plan. The amounts reported in this column for the 1996 and 1995 years include contributions to the defined contribution retirement plan in the amounts of $5,451 and $5,030, respectively.

     Otherwise, the amounts in this column for the fiscal years ended March 31, 1996 and 1995 represent amounts accrued to Mr. Long under the registrant's deferred compensation plan.

STOCK OPTIONS

     The following table sets forth certain information with respect to stock options granted to Mr. Long during the fiscal year ended March 31, 1996. Further, in accordance with Securities and Exchange Commission rules, hypothetical gains on the respective options are shown. These gains assume rates of annual compounded stock price appreciation of five percent and ten percent over the full option term. The hypothetical gains to Mr. Long are not possible without an increase in the market value of the registrant's Common Stock, which will likewise benefit all stockholders proportionately. In assessing these hypothetical gains, it is important to emphasize that the ultimate value of the options will depend on the market value of the registrant's Common Stock at a future date.

                                          OPTION GRANTS IN LAST FISCAL YEAR

                                              % OF
                            NUMBER OF         TOTAL                                                 POTENTIAL
                            SECURITIES       OPTIONS                                           REALIZABLE VALUE AT
                            UNDERLYING       GRANTED     EXERCISE                              ASSUMED ANNUAL RATES
                             OPTIONS           IN         PRICE                                OF STOCK PRICE APPRE-
                             GRANTED         FISCAL      ($ PER         EXPIRATION            CIATION FOR OPTION TERM
     NAME                      (#)          YEAR (%)      SHARE)           DATE                5% ($)          10% ($)
- ------------------          ----------      --------      ------        ----------         -----------------------------
Mr. Long                      80,000          7.02         32.50         6/07/05(1)         1,635,126         4,143,730


(1) Subject to early vesting as discussed under "Change in Control Provisions" in Item 13 and early vesting based on achievement of specified values of Common Stock over a set time period, options vest twenty percent per year for five consecutive years beginning June 7, 1996.

     The following table shows stock options exercised by Mr. Long during the fiscal year ended March 31, 1996, including the market value of the underlying securities at each exercise date minus the option exercise price. In addition, this table sets forth information concerning exercisable and unexercisable stock options as of March 31, 1996. Also reported are the values of "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the Common Stock price as of March 31, 1996.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF
                                                          SECURITIES                     VALUE OF
                                                          UNDERLYING                    UNEXERCISED
                                                         UNEXERCISED                   IN-THE-MONEY
                   SHARES                                 OPTIONS AT                    OPTIONS AT
                  ACQUIRED                             FISCAL YEAR-END (#)           FISCAL YEAR-END ($)
                     ON            VALUE               -------------------          --------------------
                  EXERCISE        REALIZED               EXERCISABLE/                   EXERCISABLE/
   NAME              (#)            ($)                 UNEXERCISABLE                  UNEXERCISABLE
 --------         --------        ---------            -------------------          --------------------
 Mr. Long          80,000         2,535,000                 92,856/                      2,432,831/
                                                            257,144                      4,332,169

     The Company will file with the Securities and Exchange Commission not later than 120 days after March 31, 1996, the further information required by this item with respect to executive compensation in an amendment to this Report or pursuant to Regulation 14A in a definitive Proxy Statement involving the election of directors. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Mr. Long beneficially owns 157,406 shares of common stock, $0.10 par value ("Common Stock"), of the registrant as of April 25, 1996. Of such amount, 148,856 shares represent options which are exercisable within 60 days. Mr. Long's beneficial ownership of Common Stock represents less than 1% of the total Common Stock outstanding.

     The Company will file with the Securities and Exchange Commission not later than 120 days after March 31, 1996, the further information required by this item with respect to security ownership in an amendment to this Report or pursuant to Regulation 14A in a definitive Proxy Statement involving the election of directors. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CHANGE IN CONTROL PROVISIONS

     Mr. Long has received grants of options or restricted stock awards. These restricted stock awards and options contain provisions relating to a possible change in control of the registrant.

     Each restricted stock award granted to Mr. Long on or before May 1, 1995, has included a vesting period whereby a portion of the restricted stock vests over a five-year period. However, all of the restricted stock awards immediately vest in the event the holder's employment is involuntarily terminated after the occurrence of a change in control.

     The option awards granted to Mr. Long also contain change in control provisions. Such provisions provide that the options shall automatically vest in the event the option holder's employment is terminated (as defined therein), other than for cause, after a change in control of the registrant.

     For purposes of the restricted stock awards, as well as for purposes of the option awards granted to Mr. Long during the fiscal year ended March 31, 1996, a change in control is defined as having taken place when any third party purchases or otherwise acquires beneficial ownership of more than thirty percent of the Common Stock, or, as a result of a contested election of directors, a majority of the Board of Directors of the registrant before such election cease to be members of the Board of Directors. However, in the case of the option grants during the last fiscal year, the required percentage of beneficial ownership to constitute a change in control is thirty-two percent in the event the acquiror is DST Systems, Inc.

     The Company will file with the Securities and Exchange Commission not later than 120 days after March 31, 1996, the further information required by this item with respect to certain relationships and related transactions in an amendment to this Report or pursuant to Regulation 14A in a definitive Proxy Statement involving the election of directors. Such information is incorporated herein by reference.

                                    PART IV

Part IV is amended and restated in its entirety to reflect the following:

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

     3.1 -- Certificate of Incorporation of the Registrant and Amendment thereto (filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated herein by reference)

     3.2 -- Bylaws of the Registrant, as amended (filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1994, and incorporated herein by reference)

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

     10.10* -- Stock   Option   Agreement  dated  April  1,  1996,  between  the
               Registrant  and Michael H. Anderson (filed  as an  Exhibit to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1996, and incorporated herein by reference)

     10.11 -- Data Processing Services Agreement dated September 30, 1993, by and between the Registrant and DST Systems, Inc. (filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

     10.12 -- Software License Distribution Agreement dated September 30, 1993, by and between the Registrant and DST Systems, Inc. (filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

     10.13* -- Description  of  Compensatory Arrangement  between the Registrant
               and  Edward  C.  Stanton,  III  (filed  as  an   Exhibit  to  the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1996, and incorporated herein by reference)

     21.1 -- Subsidiaries of the Registrant (filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1996, and incorporated herein by reference)

     23.1   -- Consent  of  Independent  Auditors (filed  as  an  Exhibit to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1996, and incorporated herein by reference)

     23.2   -- Consent  of  Independent  Accountants (filed as an Exhibit to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1996, and incorporated herein by reference)

     99.1   -- Consolidated  Financial  Statements of Hogan Systems, Inc.                   S-1

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



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE CONTINUUM COMPANY, INC.


                                              By:  JOHN L. WESTERMANN III
                                                   Vice President and Chief
                                                   Financial Officer



Date:  June 5, 1996

                                                     HOGAN SYSTEMS, INC.                                                EXHIBIT 99.1
                                                 CONSOLIDATED BALANCE SHEETS
                                                        (IN THOUSANDS)
                                                            ASSETS
                                                                                                                      MARCH 31,
                                                                                                                --------------------
                                                                                                                  1995        1994
                                                                                                                --------    --------
Current assets:
   Cash and cash equivalents .................................................................................. $ 7,764     $10,374
   Accounts receivable, net of allowance for doubtful accounts of $911 and
     $525 .....................................................................................................  40,577      35,484
   Deferred income taxes ......................................................................................     905         799
   Prepaid expenses and other current assets ..................................................................   1,685       3,253
                                                                                                                --------    --------
     Total current assets .....................................................................................  50,931      49,910
Long-term receivables .........................................................................................     359       1,204
Property and equipment at cost, net of accumulated depreciation of $8,220
  and $6,365 ..................................................................................................   7,236       4,587
Capitalized software costs, net of accumulated amortization of $10,894 and
  $7,827 ......................................................................................................  32,149      20,853
Intangible assets .............................................................................................   5,136       6,000
Other assets ..................................................................................................     870         936
                                                                                                                --------    --------
   Total assets ............................................................................................... $96,681     $83,490
                                                                                                                ========    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................................................  $5,666      $3,630
   Accrued salary and employee benefits .......................................................................   7,795       5,291
   Working capital line of credit .............................................................................   1,920          --
   Deferred maintenance revenue ...............................................................................  11,741      10,097
   Deferred support revenue ...................................................................................   1,011         538
   Other ......................................................................................................   4,027       5,045
                                                                                                                --------    --------
     Total current liabilities ................................................................................  32,160      24,601
Deferred maintenance revenue ..................................................................................   3,092       4,115
Deferred income taxes .........................................................................................   4,502       2,485
Other long-term liabilities ...................................................................................     257         160
                                                                                                                --------    --------
     Total liabilities ........................................................................................  40,011      31,361
Shareholders' equity:
   Preferred stock, no par value - authorized 1,000 shares - none issued
   Common stock, par value $.01 - authorized 50,000 shares - issued 15,078 and
     15,070 shares at March 31, 1995 and 1994, respectively -
     outstanding 14,390 and 14,381 shares at March 31, 1995 and 1994, respectively
   Capital in excess of par value .............................................................................  44,618      44,625
   Foreign currency translation adjustments ...................................................................    (886)     (1,577)
   Retained earnings ..........................................................................................  18,636      14,785
                                                                                                                --------    --------
                                                                                                                 62,519      57,984
     Less: Treasury stock at cost, 688 and 689 shares .........................................................  (5,849)     (5,855)
                                                                                                                --------    --------
Shareholders' equity ..........................................................................................  56,670      52,129
                                                                                                                --------    --------
     Total liabilities and shareholders' equity ............................................................... $96,681     $83,490
                                                                                                                ========    ========
                   The accompanying notes are an integral part of these consolidated financial statements.

                                                    HOGAN SYSTEMS, INC.

                                             CONSOLIDATED STATEMENTS OF INCOME
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                                          YEAR ENDED MARCH 31,
                                                                                                    --------------------------------
                                                                                                      1995        1994       1993
                                                                                                    --------    --------    --------
Revenues:
   Professional service fees ...................................................................... $62,563     $43,297     $46,529
   License fees ...................................................................................  13,991      17,199       8,277
   Maintenance fees ...............................................................................  16,052      11,144       9,712
                                                                                                    --------    --------    --------
     Total revenues ...............................................................................  92,606      71,640      64,518
Expenses:
   Professional services ..........................................................................  48,752      33,648      32,372
   Development and product support ................................................................  10,769       6,256       6,951
   Selling and marketing ..........................................................................  15,106      13,891       9,645
   General and administrative .....................................................................   8,917       8,128       7,212
                                                                                                    --------    --------    --------
     Total expenses ...............................................................................  83,544      61,923      56,180
                                                                                                    --------    --------    --------
Operating income ..................................................................................   9,062       9,717       8,338
Interest income ...................................................................................     301         845       1,383
Interest expense ..................................................................................    (369)        (70)        (71)
                                                                                                    --------    --------    --------
Income before taxes ...............................................................................   8,994      10,492       9,650
Provision for income taxes ........................................................................   2,700       4,600       4,170
                                                                                                    --------    --------    --------
Income before cumulative effect of accounting change ..............................................   6,294       5,892       5,480
Cumulative effect of change in accounting for income taxes ........................................      --         350          --
Net income ........................................................................................  $6,294      $6,242      $5,480
                                                                                                     =======     =======     =======
Per share data:
   Income before cumulative effect of accounting change ...........................................  $ 0.43      $ 0.39      $ 0.38
                                                                                                     =======     =======     =======
   Net income .....................................................................................  $ 0.43      $ 0.41      $ 0.38
                                                                                                     =======     =======     =======
Weighted average number of common shares ..........................................................  14,800      15,300      14,500

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                   HOGAN SYSTEMS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                                                                         YEAR ENDED MARCH 31,
                                                                                                ------------------------------------
                                                                                                  1995           1994         1993
                                                                                                ---------      ---------   ---------
Cash flow from operating activities:
   Income before cumulative effect of accounting change ....................................... $  6,294       $  5,892    $  5,480
   Cumulative effect of change in accounting for income taxes .................................       --            350          --
                                                                                                ---------      ---------   ---------
Net income ....................................................................................    6,294          6,242       5,480
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization ..............................................................    6,274          3,185       2,021
   Provision for losses on accounts receivable ................................................      420            468         858
   Foreign currency translation ...............................................................      691           (167)       (762)
   Cancellation of stock subscription receivable ..............................................      (80)            --          --
   Changes in assets and liabilities:
     Accounts receivable ......................................................................   (5,513)       (13,759)        446
     Current deferred income taxes ............................................................     (106)            --          --
     Prepaid expenses and other current assets ................................................    1,568           (849)        (71)
     Accounts payable .........................................................................    2,036          1,237         191
     Accrued salary and employee benefits .....................................................    2,504          1,039       1,144
     Deferred maintenance revenue .............................................................      621          3,713       3,763
     Deferred support .........................................................................      473           (309)        537
     Long-term deferred income taxes ..........................................................    2,017          2,611          87
     Other assets and long-term receivables ...................................................      911            180         725
     Other current liabilities ................................................................   (1,018)           547         139
     Other long-term liabilities ..............................................................       97            (66)       (607)
                                                                                                ---------      ---------   ---------
                                                                                                  17,189          4,072      13,951
                                                                                                ---------      ---------   ---------
Cash flow from investing activities:
   Purchase of property and equipment .........................................................   (5,102)        (3,113)     (1,260)
   Proceeds from sale of property and equipment ...............................................      110             --          --
   Purchase of marketing and support rights ...................................................       --         (6,000)         --
   Additions to capitalized software ..........................................................  (14,363)       (18,599)     (3,407)
                                                                                                ---------      ---------   ---------
                                                                                                 (19,355)       (27,712)     (4,667)
                                                                                                ---------      ---------   ---------
Cash flow from financing activities:
   Proceeds from working capital line of credit ...............................................    1,920             --          --
   Dividends paid .............................................................................   (2,443)        (2,510)     (2,098)
   Purchase of treasury stock .................................................................       --         (5,855)         --
   Exercise of stock options ..................................................................       79          3,026       1,758
                                                                                                ---------      ---------   ---------
                                                                                                    (444)        (5,339)       (340)
                                                                                                ---------      ---------   ---------
Net increase (decrease) in cash and cash equivalents ..........................................   (2,610)       (28,979)      8,944
                                                                                                ---------      ---------   ---------
Cash and cash equivalents at beginning of period ..............................................   10,374         39,353      30,409
                                                                                                ---------      ---------   ---------
Cash and cash equivalents at end of period .................................................... $  7,764        $10,374     $39,353
                                                                                                =========       ========    ========
Supplemental cash flow information:
   Cash paid for interest ..................................................................... $    300        $    65     $    74
                                                                                                =========       ========    ========
   Cash paid for income taxes ................................................................. $    900        $ 2,000     $ 3,000
                                                                                                =========       ========    ========
                   The accompanying notes are an integral part of these consolidated financial statements.

                                                       HOGAN SYSTEMS, INC.

                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                        (IN THOUSANDS)

                                 COMMON STOCK         CAPITAL    FOREIGN CURRENCY
                               -----------------     EXCESS OF     TRANSLATION      RETAINED      TREASURY
                               SHARES     AMOUNT     PAR VALUE     ADJUSTMENTS      EARNINGS        STOCK           TOTAL
                               -------    ------     ---------     -----------      --------       --------       --------
Balance, March 31, 1992 ...... 14,002     $ 155       $44,553       $  (648)        $ 7,671        $(7,804)       $43,927
 Exercise of stock options ...    403         4         1,754                                                       1,758
 Special dividend - $.15 per
  common share ...............                                                       (2,098)                       (2,098)
 Retirement of treasury stock               (15)       (7,789)                                       7,804             --
 Tax benefit from exercise of
  stock options ..............                          1,500                                                       1,500
 Translation adjustment ......                                         (762)                                         (762)
 Net income ..................                                                        5,480                         5,480
                               -------    ------      --------      --------        --------       --------       --------
Balance, March 31, 1993 ...... 14,405       144        40,018        (1,410)         11,053             --         49,805
 Exercise of stock options ...    665         7         3,019                                                       3,026
 Special dividend - $.17 per
  common share ...............                                                       (2,510)                       (2,510)
 Acquisition of treasury stock   (689)                                                              (5,855)        (5,855)
 Tax benefit from exercise of
  stock options ..............                          1,588                                                       1,588
 Translation adjustment ......                                         (167)                                         (167)
 Net income ..................                                                        6,242                         6,242
                               -------    ------      --------      --------        --------       --------       --------
Balance, March 31, 1994 ...... 14,381       151        44,625        (1,577)         14,785         (5,855)        52,129
 Exercise of stock options ...     21                      79                                                          79
 Issuance of treasury stock ..      1                      (6)                                           6             --
 Special dividend - $.17 per
  common share ...............                                                       (2,443)                       (2,443)
 Cancellation of stock
  subscription ...............    (13)                    (80)                                                        (80)
 Translation adjustment ......                                          691                                           691
 Net income ..................                                                                       6,294          6,294
                               -------    ------      --------      --------        --------       --------       --------
Balance, March 31, 1995 ...... 14,390     $ 151       $44,618       $  (886)        $18,636        $(5,849)       $56,670
                               =======    ======      ========      ========        ========       ========       ========

                 The accompanying notes are an integral part of these consolidated financial statements.

                              HOGAN SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Hogan Systems, Inc. ("Hogan" or the "Company") and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign operations are translated into United States dollars using exchange rates prevailing at the balance sheet date. Income and expense accounts are translated at average exchange rates prevailing during the year. Resulting translation adjustments are included in retained earnings. Transaction gains or losses, which historically have not been material, are included in the results of operations of the period in which they occur.

REVENUE RECOGNITION

     The Company's revenues are generated primarily by licensing to customers standardized financial software systems and providing related services and support to the banking industry.

     The Company enters into agreements whereby the Company licenses software to a customer under the terms of nontransferable and nonexclusive license agreements. An agreement provides the customer the right to use the software and usually obligates the Company to provide post-contract support (PCS) in the form of maintenance for a period of time, typically one year, at no additional cost to the customer. Revenue related to the PCS is carved out of the contract price and recognized ratably over the period of the PCS arrangement. Software license revenue is recognized upon the execution of a contract and delivery of system software.

     The Company enters into professional service contracts with customers, whereby the Company provides consulting, installation, customization and training. These services are generally provided under time and materials contracts and in some circumstances under fixed price arrangements. Under fixed price contracts, revenue is recognized on the basis of the estimated percentage of completion of services provided. Changes in estimates to complete and losses, if any, are recognized in the period in which they are determined.

     Hogan offers maintenance support to customers in addition to the PCS arrangements. This support is contracted and billed independently of other arrangements and generally begins after the initial PCS period and continues in annual increments. Maintenance revenue is recognized ratably over the term of the maintenance period.

     Deferred revenue consists primarily of advance billing for maintenance and professional services and is recognized as revenue when the services are provided.
                                      S-5

CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $274 and $494 at March 31, 1995 and 1994, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment, including equipment acquired under capital leases, are recorded at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives. Assets acquired under capital leases are amortized over the term of the related lease.

CAPITALIZED SOFTWARE COSTS

     In accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", certain costs incurred in the internal development of computer software which is to be licensed to customers and costs of purchased computer software are capitalized. These costs are amortized at the greater of the amount computed using (a) the ratio of current gross revenues of a product to the total of current and anticipated future gross revenues of that product or (b) the straight-line method over the remaining estimated economic life of the product. The amount by which unamortized software costs exceed the net realizable value, if any, is recognized in the period it is determined.

INTANGIBLE ASSETS

     Intangible assets are amortized at the greater of the amount computed using
(a) the ratio of current cash flows to the total of current and anticipated future cash flows or (b) the straight-line method over their estimated useful lives. It is the Company's policy to periodically review the net realizable value of its intangible assets through an assessment of the estimated future cash flows related to such assets. The specific business to which these intangible assets relate is reviewed to determine whether future cash flows, over the remaining estimated life of the asset, provide for recovery of the assets. In the event that assets are found to be stated at amounts which are in excess of those which are supported by estimated future cash flows, then the intangible assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.

INCOME TAXES

     The provision for income taxes and corresponding balance sheet accounts are determined in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets and certain software development. The Company adopted FAS 109 effective April 1, 1993.

NET INCOME PER SHARE

     Net income per common share has been computed using the treasury stock method based on the weighted average number of common shares and equivalent common shares outstanding.

BASIS OF PRESENTATION

     For comparative purposes, certain amounts have been reclassified for years prior to 1995.

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable at March 31, 1995 and 1994 are comprised of the following:

                                                                   MARCH 31,
                                                             -------------------
                                                               1995        1994
                                                             -------     -------
Billed ..................................................... $21,106     $19,953
Unbilled ...................................................  19,063      15,581
Employee ...................................................     246         261
Other ......................................................   1,432       1,418
                                                             -------     -------
                                                              41,847      37,213
Less allowance for doubtful accounts .......................     911         525
                                                             -------     -------
                                                              40,936      36,688
Less amounts not collectible until after one year ..........     359       1,204
                                                             -------     -------
Current accounts receivable, net ........................... $40,577     $35,484
                                                             =======     =======

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1995 and 1994 consist of the following:

                                                             ESTIMATED LIFE       1995         1994
                                                             --------------     -------      -------
Building and improvements ..................................      40 years      $ 2,894      $    --
Furniture and equipment ....................................     2-7 years       10,587        9,232
                                                                 Remaining
Leasehold improvements ..................................... life of lease        1,975        1,720
                                                                                -------      -------
                                                                                 15,456       10,952
Less accumulated depreciation and amortization .............                      8,220        6,365
                                                                                -------      -------
                                                                                $ 7,236      $ 4,587
                                                                                =======      =======

                                       S-7

     The Company is committed under operating leases, domestically and abroad, for office space and office equipment as follows:

                                           OFFICE        OFFICE
                                            SPACE       EQUIPMENT
                                           ------       ---------
Year ending March 31,
   1996 .................................. $2,030         $1,575
   1997 ..................................    703          1,534
   1998 ..................................    233            345
   1999 ..................................    233             --
   2000 ..................................    116             --
                                           ------         ------
                                           $3,315         $3,454
                                           ======         ======

     Rent expense was $1,993, $1,831, and $1,683 for fiscal years 1995, 1994, and 1993, respectively. Leases for office space provide that the base rent may be increased to cover increased building operating expenses. The lease for the Company's home office in Dallas, Texas, expires in June 1996. Management is currently exploring alternatives, including renewal of the current lease, which will meet the Company's needs at that date.

     In April 1994, the Company made a cash payment of $2,894 to acquire the building which it had leased for its United Kingdom office.

NOTE 4 - CAPITALIZED SOFTWARE COSTS

     The Company capitalizes both software to be sold (internally developed software) and software purchased for internal use (purchased software) which is not sold, leased or otherwise marketed. A summary of capitalized software costs at March 31, 1995 and 1994 is as follows:

                                            INTERNALLY DEVELOPED               PURCHASED
                                            --------------------           -----------------
                                               1995        1994             1995       1994
                                            --------     -------           ------     ------
Capitalized software costs ................. $34,922     $21,752           $8,121     $6,928
Less accumulated amortization ..............   4,781       2,626            6,113      5,201
                                             -------     -------           ------     ------
Net ........................................ $30,141     $19,126           $2,008     $1,727
                                             =======     =======           ======     ======

     Amortization charged to expense for internally developed software amounted to $2,155, $641 and $541 in 1995, 1994 and 1993, respectively. Amortization charged to expense for purchased software was $912, $521 and $122 in 1995, 1994 and 1993, respectively.

NOTE 5 - DEVELOPMENT AND PRODUCT SUPPORT

     Development and product support expense for the three years ended March 31, 1995 is comprised of the following:

                                                                   1995       1994      1993
                                                                  ------     ------    ------
Customer Support ...............................................  $5,849     $3,886    $3,201
Research and development .......................................   2,765      1,729     3,209
Amortization of internally developed software costs ............   2,155        641       541
                                                                 -------     ------    ------
                                                                 $10,769     $6,256    $6,951
                                                                 =======     ======    ======

     Customer support represents the direct costs of providing maintenance to customers. Amortization reflects the amortization of internally developed capitalized software costs as described in Note 1 to the financial statements. Research and development expense reflects the software development costs incurred for product development prior to capitalization under FAS 86, as well as costs of minor modifications to existing products. Such modifications benefit both existing maintenance customers and future product licensees.

NOTE 6 - INTANGIBLE ASSETS

     Hogan acquired the marketing and support service rights to the Company's Integrated Banking Application software and certain other products in the United States, Canada, Puerto Rico and Latin America from International Business Machines Corporation ("IBM") effective February 1, 1994 (marketing) and March 1, 1994 (maintenance support). The Company is amortizing the rights over the anticipated periods of benefit of 15 months and 12 years for the maintenance support and marketing rights, respectively. Amortization charged to expense for these rights amounted to $864 in 1995.

NOTE 7 - FINANCING ARRANGEMENT

     The Company entered into an unsecured bank revolving credit agreement on March 4, 1994 which provides for borrowings up to $20,000 through June 14, 1996. Borrowings under the credit agreement will, at the Company's option, bear interest at either the Prime Rate (9% at March 31, 1995) or a rate based on the London Interbank Offered Rate plus .875 percent (7.625% at March 31, 1995). The agreement contains, among other covenants, provisions requiring certain financial ratios be maintained and limits on loan indebtedness, advances and investments. A commitment fee of 0.125 percent is paid on the unused portion of the revolving credit agreement and no compensating balances are required. At March 31, 1995, the unused portion of the revolving credit agreement was $18,080.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     There are no outstanding claims against the Company which management believes will have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - SHAREHOLDERS' EQUITY

     The Company has 1,000,000 shares of authorized preferred stock. The Board of Directors has the authority to determine the terms and provisions of any series of preferred stock.

     During fiscal 1994, the Company repurchased 688,772 shares of Hogan stock from IBM for $5,855.

NOTE 10 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

     The Company supplies integrated software products and support services to financial institutions and operates from three principal geographic areas: 1) the United States, 2) Europe and Africa and 3) Asia Pacific. The following is a summary of information by area:

                                                                                                    MARCH 31,
                                                                                         --------------------------------
                                                                                           1995        1994        1993
                                                                                         --------    --------    --------
Revenues:
   United States ....................................................................... $70,636     $45,754     $43,772
   Europe and Africa ...................................................................  17,163      22,280      17,224
   Asia Pacific ........................................................................   4,807       3,606       3,522
                                                                                         --------    --------    --------
     Total revenues .................................................................... $92,606     $71,640     $64,518
                                                                                         ========    ========    ========

Operating income (loss):
   United States ....................................................................... $ 1,190      $9,372      $8,671
   Europe and Africa ...................................................................   6,884       1,175        (141)
   Asia Pacific ........................................................................     988        (830)       (192)
                                                                                         --------    --------     -------
 .......................................................................................   9,062       9,717       8,338
Interest income (expense), net .........................................................     (68)        775       1,312
                                                                                         --------    --------     -------
Income before income taxes, and cumulative effect of
  accounting change .................................................................... $ 8,994     $10,492      $9,650
                                                                                         ========    ========     =======

Identifiable Assets:
   United States ....................................................................... $82,834     $65,309     $59,278
   Europe and Africa ...................................................................  12,337      16,722      11,244
   Asia Pacific ........................................................................   1,510       1,459       1,123
                                                                                         --------    --------    --------
     Total assets ...................................................................... $96,681     $83,490     $71,645
                                                                                         ========    ========    ========

     During 1995, the Company changed its agreements with regard to its foreign subsidiaries. The agreements resulted in substantial financial support of the foreign operations by the parent. The application of this modification resulted in the fluctuation in the operating income figures detailed in the table above.

     Total 1995 U.S. revenues include export sales to unaffiliated customers principally in South America, Australia, Canada and Mexico of $22,977. In fiscal years 1994 and 1993, total U.S. revenues included export sales to unaffiliated customers principally in Canada, South America, Mexico, Australia and Europe of $13,440 and $2,268, respectively.

     Professional services, license fee and maintenance fee revenues from two customers aggregated 11% of total revenues in 1995. Revenues from IBM aggregated 7%, 35% and 61% of total revenues in 1995, 1994 and 1993, respectively.

NOTE 11 - EMPLOYEE BENEFIT PLANS

     A total of 3,500,000 shares of common stock have been reserved under the Company's 1984 and 1985 stock option plans. The option prices of grants made under these plans are equal to the fair market value of the Company's stock on the date of grant. The options are exercisable cumulatively at rates varying from 20 percent to 50 percent annually and expire ten years from the date of grant. At March 31, 1995, options for 1,153,473 shares were exercisable under the stock option plans. As of March 31, 1995, there were 2,013 shares available for grant under the Company's stock option plans.

                                                NUMBER OF SHARES        PRICE PER SHARE
                                                ----------------        ---------------
Outstanding, March 31, 1992 ....................  2,192,823             $ 1.675-$10.375
   Granted .....................................  1,327,000             $ 3.75 -$ 7.625
   Exercised ...................................   (403,441)            $ 1.675-$ 5.75
   Cancelled ...................................   (538,417)            $ 2.375-$ 6.875
                                                  ----------
Outstanding, March 31, 1993 ....................  2,577,965             $ 3.625-$10.375
   Granted .....................................    262,000             $10.00 -$11.125
   Exercised ...................................   (664,159)            $ 3.625-$ 6.875
   Cancelled ...................................   (112,234)            $ 3.625-$ 7.125
                                                  ----------
Outstanding, March 31, 1994 ....................  2,063,572             $ 3.625-$11.125
   Granted .....................................    604,600             $ 5.50 -$ 5.75
   Exercised ...................................    (21,332)            $ 6.00 -$ 9.625
   Cancelled ...................................   (108,703)            $ 3.625-$11.125
                                                  ----------
Outstanding, March 31, 1995 ....................  2,538,137             $ 3.625-$11.125

     The Company has a Savings and Profit Sharing Plan pursuant to Section 401(k) of the Internal Revenue Code. Company contributions to the plan aggregated $965 for 1995; $820 for 1994 and $600 for 1993.

NOTE 12 - INCOME TAXES

     Effective April 1, 1993, the Company adopted FAS 109. The cumulative effect of the change in the method of accounting for income taxes of $350 was determined as of April 1, 1993 and is reported separately in the Consolidated Statements of Income for the fiscal year ended March 31, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

     Pursuant to the deferred method under APB Opinion 11, which was applied in fiscal years ended March 31, 1993 and prior, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation.

     The components of income tax expense (benefit) are:

                                                YEAR ENDED MARCH 31,
                                         ---------------------------------
                                           1995         1994         1993
                                         -------      --------      ------
Current:
   Federal ............................. $  (73)      $(1,138)      $3,088
   Foreign .............................  2,246         1,788          282
   State ...............................     --            --          260
Deferred ...............................    527         3,950          540
                                         -------      --------      ------
   Total Provision ..................... $2,700       $ 4,600       $4,170
                                         =======      ========      ======

     A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                                                        YEAR ENDED MARCH 31,
                                                                                 --------------------------------
                                                                                  1995         1994         1993
                                                                                 --------     -------      ------
Computed tax at the Federal statutory rate of 34% .............................. $ 3,058      $3,567       $3,281
Benefit of net operating loss ..................................................      --        (761)          --
Foreign tax withheld ...........................................................   1,745       1,401          130
Foreign net operating loss, not previously benefited ...........................  (2,908)         --           --
Rate differential on foreign subsidiary income .................................     367          --          120
State income tax and other .....................................................     438         393          639
                                                                                 --------     -------      ------
Income tax expense ............................................................. $ 2,700      $4,600       $4,170
                                                                                 ========     =======      ======

     The components of the non-current deferred tax liability are as follows at March 31, 1995 and 1994:

                                                                                                      1995         1994
                                                                                                     -------      -------
Non-current deferred tax liability:
   Capitalized software ........................................................................... $ 9,097      $ 6,956
   State taxes ....................................................................................     411          316
Non-current deferred tax assets:
   Depreciation ...................................................................................    (309)        (278)
   Deferred revenue ...............................................................................    (658)        (267)
   Foreign subsidiary net operating loss carryforwards ............................................      --       (2,908)
   R&D credit carryforward ........................................................................  (5,138)      (3,488)
   Other carryforwards ............................................................................      --         (520)
   Other ..........................................................................................   1,099         (234)
Valuation allowance:
   Foreign subsidiary net operating loss carryforwards ............................................      --        2,908
                                                                                                    --------     --------
   Non-current deferred tax liability ............................................................. $ 4,502      $ 2,485
                                                                                                    ========     ========
The components of the current deferred tax asset are as follows:
   Allowance for doubtful accounts ................................................................ $   209      $   107
   Various accruals ...............................................................................     696          692
                                                                                                    --------     --------
   Current deferred tax asset ..................................................................... $   905      $   799
                                                                                                    ========     ========

     As of March 31, 1995, for tax purposes the Company has $5,138 of available general business credits which expire from 1998 to 2010. Under Section 382 of the Internal Revenue Code, annual use of loss or credit carryforwards may be limited if a cumulative change in ownership of more than 50 percent occurs within a three year period. The 1995 reduction in the valuation allowance was attributable to the realization of foreign net operating loss carryforwards not previously benefited.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the two years ended March 31, 1995 is as follows:

                                                                  QUARTER ENDED
                                                 -----------------------------------------------
                                                 JUN. 30,     SEP. 30,    DEC. 31,      MAR. 31,
                                                   1994         1994        1994         1995
                                                 --------     --------    --------      --------
Revenues ....................................... $19,784      $23,409      $20,316      $29,097
Operating income ...............................     150        2,349          647        5,916
Net income .....................................      80        1,343          307        4,564
Net income per share ........................... $   .01      $   .09      $   .02      $   .31

                                                                  QUARTER ENDED
                                                 -----------------------------------------------
                                                 JUN. 30,     SEP. 30,    DEC. 31,      MAR. 31,
                                                   1993         1993        1993         1994
                                                 --------     --------    --------      --------
Revenues ....................................... $15,629      $14,726      $18,608       $22,677
Operating income ...............................   2,014          563        3,053         4,087
Net income .....................................   1,804          332        1,658         2,448
Net income per share ........................... $   .12      $   .02      $   .11       $   .16

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hogan Systems, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity, present fairly, in all material respects, the financial position of Hogan Systems, Inc. and its subsidiaries at March 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 12 to the financial statements, the Company changed its method of accounting for income taxes in the year ended March 31, 1994.

PRICE WATERHOUSE LLP

Dallas, Texas

April 21, 1995