Form 10-K/A
period 1996-03-31
CONTINUUM CO INC
filed 1996-06-07
CIK 96608

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                         FORM 10-K/A Amendment Number 2

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

     The Registrant previously filed the Consolidated Financial Statements of Hogan Systems, Inc. on an Amendment to the Registrant's Annual Report on Form 10-K/A for the year ended March 31, 1996. The Consolidated Balance Sheets as of March 31, 1995 and 1994 and Consolidated Statements of Changes in Shareholders' Equity for the three years ended March 31, 1996, 1995 and 1994 are filed herein to correct transmission problems associated with the original filing.

     Consolidated Balance Sheets ..........................................  S-1

     Consolidated Statements of Changes In Shareholders' Equity ...........  S-2











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

                                              THE CONTINUUM COMPANY, INC.

                                              By:  JOHN L. WESTERMANN III
                                                   Vice President and Chief
                                                   Financial Officer

Date:  June 7, 1996

                                                     HOGAN SYSTEMS, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                        (IN THOUSANDS)
                                                            ASSETS
                                                                                                                      MARCH 31,
                                                                                                                --------------------
                                                                                                                  1995        1994
                                                                                                                --------    --------
Current assets:
   Cash and cash equivalents .................................................................................. $ 7,764     $10,374
   Accounts receivable, net of allowance for doubtful accounts of $911 and
     $525 .....................................................................................................  40,577      35,484
   Deferred income taxes ......................................................................................     905         799
   Prepaid expenses and other current assets ..................................................................   1,685       3,253
                                                                                                                --------    --------
     Total current assets .....................................................................................  50,931      49,910
Long-term receivables .........................................................................................     359       1,204
Property and equipment at cost, net of accumulated depreciation of $8,220
  and $6,365 ..................................................................................................   7,236       4,587
Capitalized software costs, net of accumulated amortization of $10,894 and
  $7,827 ......................................................................................................  32,149      20,853
Intangible assets .............................................................................................   5,136       6,000
Other assets ..................................................................................................     870         936
                                                                                                                --------    --------
   Total assets ............................................................................................... $96,681     $83,490
                                                                                                                ========    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................................................  $5,666      $3,630
   Accrued salary and employee benefits .......................................................................   7,795       5,291
   Working capital line of credit .............................................................................   1,920          --
   Deferred maintenance revenue ...............................................................................  11,741      10,097
   Deferred support revenue ...................................................................................   1,011         538
   Other ......................................................................................................   4,027       5,045
                                                                                                                --------    --------
     Total current liabilities ................................................................................  32,160      24,601
Deferred maintenance revenue ..................................................................................   3,092       4,115
Deferred income taxes .........................................................................................   4,502       2,485
Other long-term liabilities ...................................................................................     257         160
                                                                                                                --------    --------
     Total liabilities ........................................................................................  40,011      31,361
Shareholders' equity:
   Preferred stock, no par value - authorized 1,000 shares - none issued
   Common stock, par value $.01 - authorized 50,000 shares - issued 15,078 and
     15,070 shares at March 31, 1995 and 1994, respectively -
     outstanding 14,390 and 14,381 shares at March 31, 1995 and 1994,
     respectively .............................................................................................     151         151
   Capital in excess of par value .............................................................................  44,618      44,625
   Foreign currency translation adjustments ...................................................................    (886)     (1,577)
   Retained earnings ..........................................................................................  18,636      14,785
                                                                                                                --------    --------
                                                                                                                 62,519      57,984
     Less: Treasury stock at cost, 688 and 689 shares .........................................................  (5,849)     (5,855)
                                                                                                                --------    --------
Shareholders' equity ..........................................................................................  56,670      52,129
                                                                                                                --------    --------
     Total liabilities and shareholders' equity ............................................................... $96,681     $83,490
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