Form 10-K/A
period 1996-03-31
CONTINUUM CO INC
filed 1996-07-26
CIK 96608

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                         FORM 10-K/A Amendment Number 3

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

                                  Yes x No___
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 15, 1996:
                 Common Stock, $.10 Par Value -- $957,206,000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 15, 1996:
                   Common Stock, $.10 Par Value -- 24,443,000

                                    PART III

Part III is amended and restated in its entirety to reflect the following:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The Board of Directors of the registrant currently consists of eight directors. Each of the eight directors was elected at the 1995 Annual Meeting and will serve until the next Annual Meeting of Stockholders or until his successor shall have been elected and qualified. If the merger described in Item 12 of this report occurs, the term of each current director will end at the time such merger is effected.

     There is no family relationship between the directors or executive officers of the registrant.

     The following table sets forth a brief description of the business experience, including the present principal occupation of each director, and, if different, such occupations during the preceding five years, and the year each person first became a director.

                                    Offices Held with the                                                        Director
                                    Registrant and Business                                                      of the
                                    Experience During the                                                        Registrant
       Name                         Preceding Five Years(1)                                  Age                 Since
- ----------------------              ---------------------------------------------            ---                 ----------
Ronald C. Carroll ................  Chairman   of  the  Board  of
                                    Directors  of the  registrant ..........................  61 ..............  1975

Lowell C. Anderson ...............  Chairman, President and Chief Execu-
                                    tive Officer of Allianz Life
                                    Insurance Company of North America
                                    (life insurance) .......................................  59 ..............  1994

Thomas G. Brown ..................  President and Chief Executive Officer
                                    of Duncanson & Holt, Inc. (rein-
                                    surance managers) ......................................  51 ..............  1994

W. Michael Long ..................  Chief Executive Officer and President
                                    of the registrant ......................................  44 ..............  1983

Thomas A. McDonnell ..............  President and Chief Executive Officer
                                    of DST Systems, Inc. (mutual fund
                                    administrative services); Director of
                                    Nellcor-Puritan-Bennett Corporation,
                                    Informix Corp., BHA Group, Inc., and
                                    First of Michigan Capital Corporation,
                                    and Cerner Corporation .................................  50 ..............  1994

Carl S. Quinn ....................  General Partner of Quinn Oil Company,
                                    Ltd. (oil) (December 1994 to present);
                                    Chairman of the Board, Chief Executive
                                    Officer and President of Interstate
                                    Natural Gas Company (natural gas)
                                    (February 1992 to December 1994);
                                    Chairman of the Board and Chief Execu-
                                    tive Officer of Arkla Exploration
                                    Company (oil and gas exploration and
                                    development) (to January 1992);
                                    Director of Atmos Energy Corporation
                                    and Coho Energy, Inc. ..................................  65 ..............  1994

Edward C. Stanton, III ...........  President of Cramon Corp. (private investment corporation); General
                                    Partner of Inwood Investors
                                    Partnership, L.P. (private invest-
                                    ment partnership); Managing Director
                                    of Oppenheimer & Co., Inc. (investment
                                    bankers) (to March 1992) ...............................  53 ..............  1988

E. Lee Walker ....................  Private Investor; President and Chief
                                    Operating Officer of Dell Computer
                                    Corporation (to March 1990); Director
                                    of Mobile Telecommunication
                                    Technologies Corporation ...............................  55 ..............  1989

(1) Directorships are listed for other corporations which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and for any company registered as an investment company under the Investment Company Act of 1940.

DIRECTORS' COMPENSATION

     Directors who are not also employees of the registrant receive $20,000 per year as compensation for their services. Non-employee directors also receive $500 for each committee meeting attended in person and $250 for each Board or committee meeting conducted by telephone.

     All non-employee directors of the registrant have received a one-time award upon commencement of services as a director of an option to purchase 10,000 shares of the registrant's common stock, $0.10 par value ("Common Stock"), except for Mr. Lowell Anderson who declined the option grant as a result of his employer's management policies. The exercise price of the options is based on the closing price of the stock on the date of grant. The options vest twenty percent per year for five consecutive years, contingent on continued service as a director of the registrant.

EXECUTIVE OFFICERS

     Listed below are the executive officers of The Continuum Company, Inc. and subsidiaries as of March 31, 1996. All officers serve until the next annual election of officers or until a successor is duly elected and qualified.

       NAME                         AGE                BUSINESS EXPERIENCE -- LAST FIVE YEARS
- --------------------                ---                --------------------------------------
Ronald C. Carroll ................  61 ..............  Chairman  of the Board

W. Michael Long ..................  44 ..............  President  and  Chief   Executive   Officer

Neil R. Cullimore ................  52 ..............  Executive  Vice  President  (July  1993 to  present);  Chief  Executive
                                                       Officer of Paxus Corporation Limited (to July 1993)

Robert S. Maltempo ...............  55 ..............  Executive  Vice  President  (October  1993 to  present);  President  of
                                                       Vantage Computer Systems, Inc. (to October 1993)

Michael W. Brinsford .............  46 ..............  Senior Vice President  (February  1994 to present);  Vice President and
                                                       Managing Director -- European Operations (to February 1994)

Piers G.D. Fox ...................  51 ..............  Senior Vice President


Ronald A. Nowak ..................  43 ..............  Senior  Vice  President  (May  1993 to  present);  Vice  President  and
                                                       Managing Director of Continuum Australia Limited (to May 1993)

Kenneth L. Williams ..............  50 ..............  Senior Vice President  (November  1992 to present);  Vice President (to
                                                       November 1992)

Michael H. Anderson ..............  57 ..............  President and Chief Executive Officer of Hogan Systems,  Inc. (June 1992 to
                                                       present); Executive Vice President of NEC Technologies, Inc. (hardware manufacturer) (to February 1992)

Brian W. Barker ..................  48 ..............  Executive Vice President of Hogan Systems, Inc. (March 1996 to present);
                                                       North American Life Division Executive Vice President (September 1995 to
                                                       March 1996); President of Storagetek Canada (computer hardware provider)
                                                       (February 1994 to September 1995); Senior Vice President (to February 1994)

Philip H. Small ..................  46 ..............  Managing  Director  of  Continuum  Australia  Limited  (August  1993 to
                                                       present); Managing Director of Paxus Corporation Europe (to August 1993)

John L. Westermann III ...........  51 ..............  Vice President, Secretary, Treasurer, and Chief Financial Officer

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows certain compensation information for the registrant's Chief Executive Officer and each of the four other most highly compensated executive officers (hereinafter referred to as the named executives) for each of the fiscal years ended March 31, 1996, 1995, and 1994.

                                             ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                                                                     AWARDS

                                                                                            SECURITIES
                                                                 OTHER                         UNDER-       ALL
                                                                 ANNUAL                        LYING       OTHER
 NAME AND                                                        COMPEN-       RESTRICTED      STOCK       COMPEN-
 PRINCIPAL                           SALARY         BONUS        SATION(1)      STOCK(2)      OPTIONS      SATION(3)
 POSITION                  YEAR        ($)           ($)           ($)            ($)           (#)          ($)
- ------------               ----      --------      --------      -------        --------      -------      ------
W.M. Long ...............  1996      357,083       548,000            --             --       80,000      400,251
 Chief ..................  1995      318,750       300,000            --             --      100,000      181,425
 Executive ..............  1994      247,917       150,000        49,172         75,000      100,000        7,959
 Officer

R.C. Carroll ............  1996      200,000       240,000            --             --       20,000      169,951
 Chairman of ............  1995      195,833       150,000            --             --       60,000      181,425
 the Board ..............  1994      150,000        75,000            --             --       50,000        7,959

N.R. Cullimore ..........  1996      230,167       233,000            --             --       25,000      169,951
 Executive Vice .........  1995      208,333       100,000            --             --       30,000      122,613
 President ..............  1994      126,667       100,000        98,438        175,000       60,000           --

R.S. Maltempo ...........  1996      272,917       288,000            --             --       30,000      169,951
 Executive Vice .........  1995      250,000       125,000            --             --       30,000      122,613
 President ..............  1994      125,000            --        75,904        108,750       60,000           --

M. Brinsford ............  1996      208,617       192,000        64,701             --       25,000      148,532
 Senior Vice ............  1995      187,056        81,050        52,041             --       27,500      103,545
 President ..............  1994      166,334       104,895        38,066         56,250       50,000       13,307

(1) All amounts in this column represent payments made directly to tax authorities on behalf of each executive officer granted a restricted stock award under the registrant's 1990 Restricted Stock and Bonus Plan in an amount substantially sufficient to offset the executive's income tax liabilities resulting from the award, except that the amounts for Mr. Brinsford include automobile allowance of $20,762, $8,800 and $13,626 for the years 1996, 1995, and 1994, respectively.

(2) The restricted stock awards were made pursuant to the registrant's 1990 Restricted Stock and Bonus Plan. All shares awarded are subject to a five-year vesting period, commencing one year after grant. During the restriction period, dividends, if any, are paid on the shares awarded. The total number of unvested restricted stock holdings and fair market value as of March 31, 1996, for the named executives are as follows:

                      UNVESTED
                     RESTRICTED          MARCH 31, 1996
  NAME                 SHARES                VALUE
- --------             ----------          --------------
Mr. Long ............. 7,600 .............. $316,350
Mr. Carroll .......... 2,000 .............. $ 83,250
Mr. Cullimore ........ 6,000 .............. $249,750
Mr. Maltempo ......... 3,600 .............. $149,850
Mr. Brinsford ........ 5,000 .............. $208,125

(3) The amounts reported in this column for the year 1994 represent contributions by the registrant on behalf of the named executives to the registrant's defined contribution retirement plan. The amounts reported in this column for the 1996 and 1995 years include contributions to the defined contribution retirement plan in the following amounts:

                              RETIREMENT PLAN AMOUNTS
   NAME                         1996           1995
- -------------                 -------        -------
Mr. Long .................... $ 5,451 ...... $ 5,030
Mr. Carroll ................. $ 5,451 ...... $ 5,030
Mr. Cullimore ............... $ 5,451 ...... $ 5,030
Mr. Maltempo ................ $ 5,451 ...... $ 5,030
Mr. Brinsford ............... $16,932 ...... $14,965

         Otherwise, the amounts in this column for the fiscal years ended March 31, 1996 and 1995 represent amounts accrued to the named executives under the registrant's deferred compensation plan.

STOCK OPTIONS

     The following table sets forth certain information with respect to stock options granted to the named executives during the fiscal year ended March 31, 1996. Further, in accordance with Securities and Exchange Commission rules, hypothetical gains on the respective options are shown. These gains assume rates of annual compounded stock price appreciation of five percent and ten percent over the full option term. The hypothetical gains to the optionees are not possible without an increase in the market value of the registrant's Common Stock, which will likewise benefit all stockholders proportionately. In assessing these hypothetical gains, it is important to emphasize that the ultimate value of the options will depend on the market value of the registrant's Common Stock at a future date.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                           % OF
                           NUMBER OF       TOTAL                                               POTENTIAL
                          SECURITIES       OPTIONS                                         REALIZABLE VALUE AT
                          UNDERLYING       GRANTED     EXERCISE                           ASSUMED ANNUAL RATES
                           OPTIONS           IN         PRICE                             OF STOCK PRICE APPRE-
                           GRANTED         FISCAL      ($ PER      EXPIRATION            CIATION FOR OPTION TERM
     NAME                    (#)           YEAR (%)      SHARE)       DATE                5% ($)          10% ($)
- ------------------       ----------       --------      ------     ----------           --------------------------
All Stockholders(1)    19,143,624             --        32.50(1)         --          391,277,974      991,575,208

Mr. Long                   80,000           7.02        32.50       6/07/05(2)         1,635,126        4,143,730

Mr. Carroll                20,000           1.75        32.50       6/07/05(2)          408,782         1,035,933

Mr. Cullimore              25,000           2.19        32.50       6/07/05(2)          510,977         1,294,916

Mr. Maltempo               30,000           2.63        32.50       6/07/05(2)          613,172         1,553,899

Mr. Brinsford              25,000           2.19        32.50       6/07/05(2)          510,977         1,294,916

(1) The potential realizable value for all stockholders is based on the number of shares of Common Stock outstanding on June 7, 1995, and assumes a per share price of $32.50, the closing price of Common Stock on June 7, 1995, the date the options in this table were granted, and assumes hypothetical gains resulting from annual compounded stock price appreciation of five percent and ten percent over ten years, the term of all the options in the table. This information is included to illustrate how the stockholders will have fared compared to the named executives if the assumed appreciation is achieved.

(2) Subject to early vesting as discussed under "Change in Control Provisions" in Item 13 and early vesting based on achievement of specified values of Common Stock over a set time period, options vest twenty percent per year for five consecutive years beginning June 7, 1996.

     The following table shows stock options exercised by the named executives during the fiscal year ended March 31, 1996, including the market value of the underlying securities at each exercise date minus the option exercise price. In addition, this table sets forth information concerning exercisable and unexercisable stock options as of March 31, 1996. Also reported are the values of "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the Common Stock price as of March 31, 1996.


              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES
                                                                       NUMBER OF
                                                                       SECURITIES                        VALUE OF
                                                                       UNDERLYING                      UNEXERCISED
                                                                       UNEXERCISED                     IN-THE-MONEY
                                                                        OPTIONS AT                      OPTIONS AT
                             SHARES                                    FISCAL YEAR-                    FISCAL YEAR-
                           ACQUIRED ON         VALUE                     END (#)                         END ($)
                            EXERCISE          REALIZED                 EXERCISABLE/                    EXERCISABLE/
       NAME                   (#)                ($)                  UNEXERCISABLE                    UNEXERCISABLE
     --------              -----------        ---------               -------------                    -------------
     Mr. Long                80,000           2,535,000                   92,856/                        2,432,831/
                                                                         257,144                         4,332,169

     Mr. Carroll                 --                  --                   21,428/                          490,166/
                                                                         108,572                         1,901,085

     Mr. Cullimore               --                  --                   27,716/                          660,149/
                                                                          87,284                         1,581,727

     Mr. Maltempo                --                  --                   27,716/                          666,578/
                                                                          92,284                         1,635,923

     Mr. Brinsford               --                  --                   22,928/                          519,978/
                                                                          79,572                         1,368,460

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of common stock, $0.10 par value ("Common Stock"), of the registrant as of July 15, 1996, by (i) any person or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the registrant to be the beneficial owner of more than five percent of the outstanding registrant Common Stock; (ii) all directors; (iii) each of the named executives; and (iv) all executive officers and directors as a group. Unless otherwise noted, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, other than shared rights created under joint tenancy or marital property laws as between such persons and their spouses, if any.

                                                                          PERCENT
DIRECTORS, NAMED EXECUTIVES                             NUMBER            OF STOCK
    AND 5% STOCKHOLDERS                                OF SHARES         OUTSTANDING
- ---------------------------                            ---------         -----------
DST Systems, Inc. ..................................  5,549,141 ...........  22.7%
  1055 Broadway
  Kansas City, MO 64105
FMR Corp. and Edward C. Johnson 3d .................  2,871,200(1) ........  11.8%
  82 Devonshire Street
  Boston, MA 02109
Lowell C. Anderson .................................         -- ...........    --
Thomas G. Brown ....................................      4,000(2) ........     *
Ronald C. Carroll ..................................    180,173(2) ........     *
Michael Long .......................................    167,729(2) ........     *
Thomas A. McDonnell ................................      4,000(2)(3) .....     *
Carl S. Quinn ......................................      9,000(2) ........     *
Edward C. Stanton, III .............................      2,600(4) ........     *
E. Lee Walker ......................................     12,000(2) ........     *
Neil R. Cullimore ..................................     99,337(2)(5) .....     *
Robert S. Maltempo .................................    233,265(2) ........     *
Michael W. Brinsford ...............................     50,000(2) ........     *
All directors and executive
  officers as a group (18 persons) .................  1,304,044(2-5) ......   5.3%

*  Represents less than 1%

(1) This information, which is not within the direct knowledge of the registrant, has been derived from a Schedule 13G dated December 31, 1995, and filed with the Securities and Exchange Commission on February 14, 1996. Based upon information contained in such Schedule 13G, Fidelity Management & Research Company, an investment advisory and subsidiary of FMR Corp. is the beneficial owner of 2,804,100 shares of Common Stock as a result of acting as investment advisor to various investment companies (the Fidelity Blue Chip Growth Fund's interest amounted to 1,079,900 shares of Common Stock and the Fidelity Magellan Fund's interest amounted to 1,711,400 shares). Another investment manager and subsidiary of FMR Corp., Fidelity Management Trust Company, is the beneficial owner of 67,100 shares of Common Stock. FMR Corp. and its Chairman, Edward D. Johnson 3d, share dispositive power but have no voting power of the shares reported herein. Mr. Johnson and his family form a controlling group with respect to FMR Corp.

(2) The number stated represents options which are exercisable within 60 days in the following amounts:

                                  COMMON STOCK
                                   UNDERLYING
BENEFICIAL OWNER                    OPTIONS
- ----------------                  ------------
Thomas G. Brown .................    4,000
Ronald C. Carroll ...............   35,428
W. Michael Long .................  158,856
Thomas A. McDonnell .............    4,000
Carl S. Quinn ...................    4,000
E. Lee Walker ...................   10,000
Neil R. Cullimore ...............   49,216
Robert S. Maltempo ..............   52,716
Michael W. Brinsford ............   43,428
All executive officers and
directors as a group ............  606,785

(3) The number stated excludes the shares owned by DST Systems, Inc., of which Mr. McDonnell is President and a director. Mr. McDonnell disclaims beneficial ownership of any shares of the registrant owned by DST Systems, Inc.

(4)      The number stated includes 200 shares owned by Mr. Stanton's spouse.

(5) The number stated includes 112 shares owned by Mr. Cullimore's immediate family and 40,009 shares subject to a security interest as described in Item 13.

     As reported in the registrant's Current Report of Form 8-K dated May 1, 1996, on April 28, 1996 the registrant entered into an Agreement and Plan of Merger providing for the merger (the "Merger") of a wholly-owned subsidiary of Computer Sciences Corporation ("CSC") with and into the registrant, pursuant to which the registrant will become a wholly-owned subsidiary of CSC and each outstanding share of common stock of the registrant will be converted into 0.79 of a share of common stock of CSC. The registrant anticipates that the Merger will be effected on or about August 1, 1996, provided the requisite stockholder approvals are obtained and all other conditions to the Merger are satisfied or waived. Upon consummation of the Merger, the directors of the registrant will be replaced by nominees of CSC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

     Mr. Cullimore, Executive Vice President of the registrant, was indebted to the registrant in an aggregate amount of approximately $576,014 during the fiscal year ended March 31, 1996. The indebtedness represents non-recourse loans made by Paxus Corporation Limited, an entity acquired by the registrant in August 1993, to Mr. Cullimore to fund the purchase of Paxus Corporation Limited ordinary shares under Paxus Corporation Limited's Employee Share Plan. No interest accrues on the loans and they have no stated maturity date. Mr. Cullimore's loans are currently secured by 40,009 shares of Common Stock held in the name of Mr. Cullimore.

CHANGE IN CONTROL PROVISIONS

     Each of the named executives has received grants of options or restricted stock awards. These restricted stock awards and options contain provisions relating to a possible change in control of the registrant.

     Each restricted stock award granted to a named executive on or before May 1, 1995, has included a vesting period whereby a portion of the restricted stock vests over a five-year period. However, all of the restricted stock awards immediately vest in the event the holder's employment is involuntarily terminated after the occurrence of a change in control.

     The option awards granted to the named executives also contain change in control provisions. Such provisions provide that the options shall automatically vest in the event the option holder's employment is terminated (as defined therein), other than for cause, after a change in control of the registrant.

     For purposes of the restricted stock awards, as well as for purposes of the option awards granted to the named executives during the fiscal year ended March 31, 1996, a change in control is defined as having taken place when any third party purchases or otherwise acquires beneficial ownership of more than thirty percent of the Common Stock, or, as a result of a contested election of directors, a majority of the Board of Directors of the registrant before such election cease to be members of the Board of Directors. However, in the case of the option grants during the last fiscal year, the required percentage of beneficial ownership to constitute a change in control is thirty-two percent in the event the acquiror is DST Systems, Inc. Consummation of the Merger will result in a change in control.

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



Date:  July 26, 1996